Form 10KSB40
period 1998-12-31
INTREPID CAPITAL CORP
filed 1999-04-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

                                   OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

                        Commission file number 333-66859

                          INTREPID CAPITAL CORPORATION
             (Exact name of Registrant as specified in its Charter)


         DELAWARE                                      63-1197797
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

   50 NORTH LAURA STREET, SUITE 3550, JACKSONVILLE, FLORIDA       32202
          (Address of principal executive offices)              (Zip Code)

                                 (904) 350-9999
                        (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]  NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1998 were $2,759,571.

         As of March 31, 1999, there were 2,215,525 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 31, 1999, as based on the average closing bid and ask prices, was approximately $1,656,330.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                                     PART I

Certain statements contained in this Annual Report on Form 10-KSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Intrepid Capital Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Intrepid Capital Corporation ("ICAP") was formed in April 1998 to merge (hereinafter referred to as the "Mergers"), through its wholly owned subsidiaries, with Intrepid Capital Management, Inc., a Florida corporation ("ICM"), Capital Research Corporation, a Florida corporation ("CRC"), and Enviroq Corporation, a Delaware corporation ("Enviroq"). ICAP was formed as a wholly owned subsidiary of Enviroq. At the effective time of the Mergers, ICM, CRC and Enviroq each became wholly owned subsidiaries of ICAP, and the shareholders of ICM and CRC and the stockholders of ICAP received cash and shares of the common stock, par value $.01, of ICAP (the "ICAP Common Stock") in exchange for their shares of ICM, CRC and Enviroq. Prior to the Mergers, Enviroq was subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Immediately following the Mergers, Enviroq suspended its duty to file periodic reports under Section 13 of the Exchange Act, and ICAP commenced reporting thereunder.

         In the future, ICAP intends to acquire and operate firms that provide investment advisory services, brokerage services, specialized investment banking services and other financial services. ICAP intends to continue to expand through the growth of its present affiliates and through the acquisition of additional firms in the future. Currently, the principal business of ICAP is the operation of its wholly owned subsidiaries, ICM, CRC and Enviroq.

ICM

         ICM is an investment management company and a registered investment advisor under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), operating with clients in several states primarily in the southeast United States. ICM's investment strategy is to capitalize on growth opportunities for investment management services in the institutional, for-profit corporate, non-profit corporate and private client markets. ICM is responsible for developing and implementing its own investment philosophy, business plans and management fees. ICM seeks to grow by expanding the capabilities of its investment management services, increasing and focusing its marketing efforts and selectively expanding its distribution channels. ICM's principal offices are located at 50 North Laura Street, Suite 3550, Jacksonville, Florida 32202. As of December 31, 1998, ICM had $101 million of assets under management for its clients.

         The assets of all of ICM's clients have generally been growing, with the most rapid growth achieved by domestic equities. For fiscal year ended December 31, 1998, no single client of ICM provided more than 15% of ICM's revenues.

         ICM manages assets across a diverse range of investment styles, asset classes and client types, with significant participation in both the debt and equity markets. For the fiscal year ended December 31, 1998, investments in debt represented 45% of ICM's funds invested and investments in equity securities represented 55% of ICM's funds invested.

         Factors Affecting Institutional Investment Managers.

         Revenues in the institutional investment management industry are determined primarily by fees based on assets under management. Therefore, the principal determinant of growth in the industry is the growth of institutional assets under management. In management's judgment, the major factors which influence changes in institutional assets under management are: (a) changes in the market value of securities; (b) net cash flow into or out of existing accounts; (c) gains of new or losses of existing accounts by specific firms or segments of the industry; and (d) the introduction of new products by the industry or by particular firms.

         In general, assets under management in the institutional segments of the industry have increased steadily, primarily due to increased rates of return, client retention, client acquisition, asset removals and asset additions.

CRC

         CRC is a registered broker-dealer and a member of the NASD and SIPC. CRC operates a general securities business primarily to registered advisors, including ICM, on a fully disclosed basis through National Financial Services Corporation ("NFSC"). CRC's operations, in conjunction with NFSC, include the execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements. CRC's principal offices are located at 50 North Laura Street, Suite 3550, Jacksonville, Florida 32202 with branch offices located in Atlanta and Augusta, Georgia.

         CRC's operations, in conjunction with NFSC, include the execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

         CRC is organized to meet the needs of its investment adviser clients and their clients. CRC typically does not recommend particular securities to clients. Recommendations to clients are determined by individual investment adviser clients based upon their own research and analysis and subject to applicable NASD customer suitability standards. Most of CRC's personnel perform fundamental (as opposed to technical) analysis. CRC's supervisory personnel review trading activity to ensure compliance with applicable standards of conduct.

         Factors Affecting Broker-Dealers

         Before 1975, all stock exchanges required brokers to charge fixed minimum commissions for trades of listed stocks. Under pressure from Congress, the Department of Justice and the Securities and Exchange Commission (the "Commission"), these policies were changed, which allowed for negotiated commissions and the unbundling of investment services. These developments brought about the advent of the lower-cost and discount brokerage firm which could separate financial advisory services from execution services and could execute trades at a lower cost than a full-commission broker. Although investors have been able to use discount brokerage services for years, various emerging trends make the modern investor more likely to use discount brokerage services.

         First, the unbundling of brokerage services from other financial services has permitted investors to pick and choose among various financial service providers for specified services. As a result, firms like ICM have emerged that provide the services provided by a full-commission broker on an "A LA CARTE" basis.

Firms like ICM specialize in investment advice, the provision of financial information and financial planning. Other firms, like CRC, specialize in providing lower-cost or discount securities brokerage services.

         Second, investors are becoming more self-reliant and value conscious in the pursuit of their financial goals. Investors are increasingly willing to acquire the information about, and an understanding of, investment alternatives and have become increasingly sophisticated and knowledgeable about investing. Access to a broad range of financial information and advice has decreased the necessity for full-service brokers. These investors make their own decisions about their financial future and tend to seek greater value, often in the form of lower transaction costs. As a result, the use of discount brokers and directly marketed no-load mutual funds have increased in market share at the expense of traditional providers charging a higher commission or sales load.

         Finally, the growth in financial assets held by an individual is accelerating. Large numbers of "baby boomers" are beginning to invest for their children's education and for their own retirement. Additionally, it is estimated that these individuals, many of whom have greater education, technical capabilities and investment choices than their parents, as well as greater access to information, will inherit a historically significant amount of assets available for investing from the previous generation during the next decade. This represents the largest absolute transference of wealth in history. The convergence of these trends is creating a new marketplace for financial services. It is also creating a new investor, who is self-reliant and value oriented. CRC seeks to be a leading provider of financial services to this new investor.

         CRC's Business Environment

         Market conditions during 1998 reflected a continuation of the 1997 bull market characterized by record volumes and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges and also direct their executions to captive market makers, which CRC does not. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit CRC's growth or even lead to a decline in CRC's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

         CRC, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect CRC's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communication costs and occupancy expenses, remain relatively fixed.

Enviroq

         Enviroq, incorporated on February 9, 1995, is principally engaged in the development, commercialization, formulation and marketing of spray-applied resinous products, and in the treatment of municipal wastewater biosolids. Enviroq's operations are conducted primarily through Sprayroq, Inc., a Florida corporation of which Enviroq owns 50% of the outstanding capital stock ("Sprayroq"). Sprayroq is engaged in the development, commercialization, manufacturing and marketing of spray-applied resinous materials. Since this business is inconsistent with ICAP's primary mission, ICAP is evaluating alternatives for the future of this operation.

ICAP Business Strategy

         ICAP intends to grow its business by leveraging its competitive asset management and brokerage service strengths through ICM and CRC, including ICM's long-term performance record, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth and profitability, ICAP will continue to pursue its business strategy, the key elements of which include:

         Maintain Asset Management As Core Business

         ICAP's core business is asset management. Concentrating its professional and financial resources on providing high quality investment products and client service, ICAP hopes to further establish a respected reputation among its clients and in the investment community. ICAP believes that its continuing commitment to its core asset management business, together with its continued independence during a period of consolidation in the financial services industry, is attractive to potential clients and will also contribute to its ability to attract and retain highly qualified investment professionals.

         Broadening and Strengthening the ICAP Brand

         ICAP intends to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform regional image in the southeast United States. ICAP has the capacity to create new products and services around the core ICM brand to complement its existing product offerings.

         Enhancing Diverse Product and Service Offerings

         ICAP believes that its ability to offer a broad range of investment products and services in a wide variety of investment styles will enhance its opportunities for attracting new clients and cross-selling its products and services to existing clients. ICAP also seeks to complement existing product offerings through internal development and acquisition of new investment capabilities.

         Increasing Penetration in the Accredited Investor Market

         ICAP's high net worth business focuses, in general, on serving clients who fit within the definition of "accredited investors" under the federal securities laws. That means ICAP's customers will generally be (i) banks or other financial institutions; (ii) registered broker-dealers; (iii) registered investment companies; (iv) small business investment companies; (v) natural persons whose individual net worth, or joint net worth with that person's spouse, exceed $1,000,000; (vi) natural persons whose individual net income exceeded $200,000, or $300,000 together with their spouses, for each of the past two years, and such persons have the reasonable expectation of achieving such incomes in the current year; (vii) certain types of trusts with total assets in excess of $5,000,000; and (viii) entities in which all of the equity owners are accredited investors. With ICM's history of serving this segment and its long-term performance record, ICAP believes that it is well positioned to capitalize on the growth opportunities in this market.

         Attracting and Retaining Experienced Professionals

         The availability of the publicly traded ICAP Common Stock will enhance ICAP's ability to attract and retain top performing investment professionals. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to ICAP and its clients will be a significant factor in ICAP's long-term growth. As ICAP continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and investment management capabilities, portfolio managers and other investment personnel in order to foster expansion of its products.

         Capitalizing on Acquisitions and Strategic Alliances

         ICAP intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. ICAP believes that it is well positioned to pursue acquisitions and alliances because it is one of a relatively few publicly-traded investment management and brokerage companies.

Supervision and Regulation

         ICAP

         ICAP is incorporated under, and required to be in compliance with, the laws of the State of Delaware. ICAP is also subject to the reporting requirements of the Exchange Act as well as to applicable regulation and supervision by the Commission. Because ICAP is not engaged in the rendering of investment advisory services, its activities as a holding company will not result in ICAP being deemed an "investment adviser", as such term is defined in the Investment Advisers Act and various state advisers acts. ICAP, therefore, is not required to be registered under the Investment Advisers Act or any state advisers acts. However, because CRC is subject to the Uniform Net Capital Rule (as defined below), ICAP is also subject to the requirements of such rule.

         ICM

         ICM is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Because ICM is engaged in the business of providing investment advisory services to a number of clients, ICM is registered under the Investment Advisers Act and under applicable state investment advisers acts. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by ICM. Any associated person of ICM providing investment advice to clients will be required to have passed the Series 7 examination of the National Association of Securities Dealers, Inc. (the "NASD") for general securities representatives. ICM is also subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to U.S. Department of Labor regulations promulgated thereunder, insofar as ICM is a "fiduciary" under ERISA with respect to its clients.

         The laws and regulations applicable to ICM and its operations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict ICM from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on ICM's engaging in business for specified periods of time, revocation of ICM's registration as an investment adviser, censures and fines.

         ICM believes that it is currently in compliance with all state and federal regulations, and its most recent audit met all applicable regulatory requirements. ICM also has in place an ongoing internal compliance program supported by regulators, external consultants, accountants and attorneys.

         CRC

         CRC is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. CRC is registered as a broker-dealer with the Commission under the Exchange Act and, where applicable, under various state securities laws, and is further regulated by the rules of the NASD. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by CRC.

         CRC is also required by federal law to belong to the Securities Investment Protection Corporation (the "SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments levied on registered broker-dealers. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection. SIPC protection does not apply to fluctuations in the market value of securities.

         Margin lending arranged by CRC is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NASD. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules govern the amount of margin customers must provide and maintain in writing uncovered options.

         As a registered broker-dealer, CRC (and ICAP by virtue of its ownership of CRC) is subject to the Commission's Rule 15c3-1, the Uniform Net Capital Rule (the "Uniform Net Capital Rule"), which has also been adopted by the NASD. The Uniform Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the Commission and, ultimately, may require a firm's liquidation.

         CRC falls within the provisions of Rule 15c3-l(a)(2)(iv) promulgated by the Commission. CRC is subject to the minimum net capital requirements applicable to brokers or dealers that introduce customer accounts and receive securities, which requires that CRC maintain minimum net capital, as defined, of not less than $50,000. CRC is not subject to Commission Rule 15c3-3, which regulates a broker-dealer's custody of customer securities, and claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii). CRC maintains net capital in excess of the Commission's Rule 17a-11 requirement which would require CRC to give notice in the event that CRC's net capital falls below certain levels.

         CRC believes that it is currently in compliance with all state and federal regulations, and its most recent audit met all applicable regulatory requirements. CRC also has in place an ongoing internal compliance program supported by regulators, external consultants, accountants and attorneys.

         Enviroq

         Enviroq is incorporated under, and required to be in compliance with, the corporate laws of the State of Delaware. Enviroq must also comply with various federal, state and local laws and administrative regulations relating to the protection of the environment. Federal, state and local laws and administrative regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not, in the opinion of management, have a material effect on the capital expenditures, earnings, or the competitive position of Enviroq.

Competition

         ICAP, through its wholly owned subsidiaries, is principally engaged in an extremely competitive business, the financial services industry. Competitors include, with respect to one or more aspects of its business, all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all of the members of the NASD, investment management firms, commercial banks, thrift institutions and financial consultants. Many of these organizations have substantially more employees and greater financial resources than ICAP. ICAP also competes for investment funds with banks, insurance companies and investment companies. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities related income. ICAP is not engaged in extensive advertising programs for this type of business.

         Management believes that the most important factors affecting competition in the investment management business are the abilities and reputations of investment managers, differences in investment performance of the various firms, the development and execution of new investment strategies, access to channels of distribution, and resources to invest in information technologies and client service capabilities. ICAP expects that other industry participants will from time to time seek to recruit ICAP investment professionals and other employees away from ICAP. The loss of key professionals could have a material adverse affect on ICAP.

         The financial services industry is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the ownership of securities, customer fraud, employee errors or misconduct, failures in connection with the processing of securities transactions and litigation. ICAP's business and its profitability are affected by many factors, including the volatility and price level of the securities markets, the volume, size and timing of securities transactions, the demand for investment banking services, the level and volatility of interest rates, the availability of credit, legislation affecting the business and financial communities, and the economy in general. Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions.

Employees

         As of December 31, 1998, ICAP and its subsidiaries employed 17 people, of whom 9 are registered with the NASD. ICAP has no collective bargaining with any of its employees and believes that its overall relations with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         ICAP and its ICM and CRC subsidiaries maintain offices at 50 North Laura Street, Suite 3550, Jacksonville, Florida 32202, which occupy approximately 4000 square feet under a lease that expires in December 1999.

         Enviroq owns approximately 10.6 acres of real estate in Jacksonville, Florida. At the present time, this acreage is undeveloped and is zoned light industrial. ICAP has no plans to improve or develop the property and presently has a contract to sell the property at its recorded cost.

         Enviroq leases, on a month-to-month basis, approximately 1,300 square feet of office space located at 3918 Montclair Road, Birmingham, Alabama 35213. This leased space serves as the principal executive offices of Enviroq and may be cancelled upon 90 days written notice. Enviroq's subsidiary, Sprayroq, leases approximately 5500 square feet of office/warehouse space at 4707 Alton Court, Irondale, Alabama 35210. This lease may be cancelled upon 90 days written notice.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to ICAP's knowledge, threatened against ICAP or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 20, 1998, prior to the consummation of the Mergers, the sole stockholder of ICAP, Enviroq, voted by written consent in lieu of a special meeting of the sole stockholder to authorize ICAP to qualify to do business in various states.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         ICAP's common stock trades in the over-the-counter market and is quoted on the NASDAQ OTC Bulletin Board under the symbol "ICAP". The following table sets forth, for the last two fiscal years, the high and low bid and asked prices of the common stock of ICAP. The information set forth below has been obtained from Bloomberg L.P. and is believed to be reliable. The reported high and low bid and asked quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. For periods prior to December 16, 1998, the reported high and low bid and asked quotations reflect inter-dealer prices of Enviroq only, which ICAP succeeded by virtue of the Mergers.

Fiscal Year 1997         Low Bid         High Bid        Low Asked       High Asked
----------------         -------         --------        ---------       ----------

First Quarter             $0.25           $0.63           $0.75            $1.50
Second Quarter             0.64            1.50            1.50             3.00
Third Quarter              0.75            1.00            1.25             3.00
Fourth Quarter             0.38            0.75            0.57             1.25

Fiscal Year 1998
----------------

First Quarter             $0.50           $0.75           $0.88            $1.50
Second Quarter             0.69            3.50            0.89             5.00
Third Quarter              1.86            3.25            2.06             4.00
Fourth Quarter             1.80            4.31            2.25             4.44

         As of December 31, 1998, there were 2,215,525 shares of ICAP Common Stock outstanding and 339 stockholders of record. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple stockholders.

         ICAP has not paid any cash dividends on the ICAP Common Stock since its organization, and currently intends to retain any earnings for operations and the expansion of its business. Other than state corporate law limitations, there are no restrictions on ICAP's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On December 16, 1998, ICAP consummated the Mergers, whereby ICM, CRC and Enviroq were merged into and became separate subsidiaries of ICAP. The Mergers have been accounted for as a purchase for accounting and reporting purposes with ICM and CRC considered to be the acquiring enterprises and with Enviroq considered to be the acquired company, based on the fact that the shareholders of ICM and CRC consisted of two related individuals who acted in concert as a control group, and subsequent to the Mergers such shareholders retained the controlling interest in ICAP.

         The accompanying consolidated balance sheet of ICAP as of December 31, 1998, includes the accounts of ICAP and its subsidiaries ICM, CRC and Enviroq. The combined balance sheet as of December 31, 1997, reflects the combined accounts of ICM and CRC, entities under common control prior to the formation of ICAP.

         The 1998 consolidated statements of operations, stockholders' equity and cash flows of ICAP include the accounts of ICM and CRC on a combined basis through December 15, 1998 and consolidated with Enviroq from December 16, 1998 through December 31, 1998. In accordance with purchase accounting, in which ICM and CRC were deemed to be the acquiring entities in the Mergers, the accounts of Enviroq have been included since December 16, 1998, the date of acquisition.

Liquidity and Capital Resources

         ICAP's assets consist generally of cash, land, money market funds and trading securities, which represents an investment in Intrepid Capital, L.P. ICAP has financed its growth in operations with funds generated from shareholder capital and long-term loans. ICAP's management believes that existing capital and funds generated from operations will provide ICAP with sufficient resources to meet present cash and capital needs.

         For 1998, the net cash provided by operating activities increased to $265,920, primarily due to an increase in accrued expenses and the receipt of a distribution from investments. Net cash provided by investing activities of $638,442 consists of cash acquired from Enviroq which was used to pay distributions to the Enviroq stockholders. Net cash used in financing activities was $158,519 due to principal payments on notes payable and distributions to stockholders. Presently, ICAP does not anticipate significant capital expenditures that would require additional capital resources.

         ICAP, through its subsidiary CRC, is subject to the net capital requirements of the Commission, the NASD and other regulatory authorities. At December 31, 1998, CRC's regulatory net capital was $96,475, $46,475 in excess of its minimum net capital requirement of $50,000.

Results of Operations

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues for 1998 were $2,759,571 compared to $2,129,867 for 1997, representing a 29.6% increase.

         Commissions increased $520,395, or 43.1%, to $1,728,036. Commissions represent revenue earned from securities transactions through CRC. CRC added a new branch office and hired two registered representatives late in the fourth quarter of 1997 that significantly attributed to increased transaction volumes and revenues for 1998.

         Asset management fees increased $139,647, or 21.4%, to $791,237. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of assets under management. The increase in asset management fees for 1998 relate directly to the net increase in assets under management through investment performance, the addition of new client accounts and the elimination of external portfolio managers.

         Outside manager income decreased $64,957, or 69.9%, to $27,917. Outside manager income represents revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of the accounts. Outside manager income decreased for 1998 as a result of managing accounts internally that were previously managed externally.

         Unrealized gains on investment decreased $110,799, or 68.7% to $50,445 due to a decrease in the performance of ICAP's investment in Intrepid Capital, L.P.

         Resinous material sales of $104,244 are attributable to the acquisition of Enviroq in December 1998.

         Other income increased $41,174, or 249.3%, to $57,692 primarily due to an increase in interest income.

         Total expenses for 1998 were $2,779,246 compared to $1,786,970 for 1997, representing a 55.5% increase.

         Salaries and employee benefits increased $609,866, or 63.6%, to $1,568,854. The increases are due to the addition of new employees, annual increases in salaries and increased commissions. During 1998, ICM hired three new employees and paid a profit-sharing bonus to all of its employees. Additionally, both ICM and CRC began paying salaries to Forrest Travis and Mark
F. Travis, President and Vice President respectively, in July 1997. Accordingly, salaries and benefits for fiscal year 1998 reflect a full year of salaries as opposed to only six months in 1997.

         Brokerage and clearing expenses increased $243,458, or 71.2%, to $585,307. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by CRC. These costs, paid to the clearing broker-dealer, increase at a declining rate because of volume discounting. The addition of a new branch office and the hiring of two registered representatives late in the fourth quarter of 1997 significantly attributed to increased transaction volumes and brokerage and clearing expenses for 1998.

         Cost of resinous material sales of $51,220 is attributable to the acquisition of Enviroq in December 1998.

         Outside manager expense decreased $64,957, or 69.9%, to $27,917. Outside manager expense directly offsets the outside manager income earned by ICM. Outside manager expense decreased for 1998 as a result of managing accounts internally that were previously managed externally.

         Advertising and marketing expenses increased $36,878, or 83.3%, to $81,130. The increase can be attributed to additional travel and marketing expenses ICM incurred to increase name recognition and enhance client relationships.

         Professional and regulatory expenses increased $4,146, or 3.4%, to $127,375 due to an increase in outside professional fees for additional services required as a public entity.

         Other expenses increased $92,683, or 93.3%, to $191,983. Other expenses include all of Enviroq's expenses except for the cost of resinous material sales. The increase can be directly attributed to the acquisition of Enviroq in December 1998.

         Year 2000 Matters

         ICAP is working to ensure that its operating and processing systems will, along with those of its service providers and vendors, continue to function when the Year 2000 ("Y2K") arrives. ICAP has developed and implemented a comprehensive plan to prepare its computer systems and applications for Y2K, as well as to identify and address any other Y2K operational issues which may affect operations.

         Due to the potential impact of Y2K on the financial services industry, the Commission, the NASD and other regulatory and self-regulatory securities organizations have monitored and required reports from their members concerning Y2K and encouraged planning for system wide function tests. Y2K problems arise because of concern that widely distributed information technology systems and imbedded microprocessors date recognition and processing functions which designate and recognize a year by the year's last two digits will not be able to distinguish a year in the twenty-first century from one in the twentieth century.

         Management has determined that Y2K will not pose significant operational problems for its internal computer systems. Management believes the internal modification and upgrade costs associated with ICAP's operations will not be material and will be expensed as incurred. Mission critical systems, as well as third party vendors, have been identified and testing for Y2K readiness is on schedule to be completed by June 30, 1999.

         Due to the enormous task facing the securities industry and the interdependent nature of securities transactions, there can be no assurances with respect to Y2K's impact on ICAP. Disruptions in the economy generally and in the United States investment markets as a result of Y2K could materially adversely affect ICAP and its subsidiaries. Specifically, unexpected volatilities within and possible suspension of trading in the securities industry generally could adversely impact ICAP's revenues and its ability to do business because a significant portion of ICAP's revenues are based solely upon its ability to make investments and securities trades for its customers and the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

         Management believes that it has an effective program in place to manage any contingencies arising out of Y2K. This contingency plan involves, among other actions, manual workarounds and adjusting staffing strategies.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of ICAP as of December 31, 1998 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-XX hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants regarding accounting procedures or financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of ICAP as of the date hereof are as follows:

NAME                      AGE      DIRECTOR SINCE     POSITION AND OFFICES WITH INTREPID
----                      ---      --------------     ----------------------------------

Thomas W. Brander         49       September 1998     Director

William J. Long           46       April 1998         Chief Operating Officer, Executive Vice President
                                                      and Director

Michael X. Marinelli      39       September 1998     Director

Morgan Payne              55       September 1998     Director

Mark F. Travis            36       September 1998     Executive Vice President and Director

Forrest Travis            59       September 1998     President, Chief Executive Officer and Director

Alexander P. Zechella     77       September 1998     Director

         Thomas W. Brander is currently retired, having retired in April 1998. From 1988 until April 1998, Mr. Brander served as Senior Vice President, Management Information Systems and Communications of Compass Bankshares, Inc. in Birmingham, Alabama. From 1987 until 1988, Mr. Brander served as a Vice President - Management Consulting for American International Group in New York, NY. From 1976 until 1987, Mr. Brander served as Vice President - General Manager, Assistant Vice President - Commercial Loans, and Assistant Vice President - Domestic Money Transfer with Citibank, N.A. in Sydney, Australia, Atlanta, Georgia and New York, New York, respectively. Mr. Brander has been a director of ICAP since September 1998. Prior to September 1998, he had served as a director of Enviroq since September 1997.

         William J. Long has been Chief Operating Officer and Executive Vice President of ICAP since December 1998 and has also served as a director of ICAP since its incorporation in April 1998. Mr. Long has also been the President and Chief Executive Officer of Enviroq since April 1995. From October 1984 to April 1995, Mr. Long was Vice President-Marketing and a director of a Delaware corporation formally known as Enviroq Corporation ("Old Enviroq"). At the time of its incorporation, Enviroq was a wholly-owned subsidiary of Old Enviroq. On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of Enviroq to the holders of the common stock of Old Enviroq. Since May 25, 1995, Mr. Long has been Chairman of the Board and a director of Sullivan, Long & Hagerty, an Alabama corporation ("SLH"), a heavy construction contractor, which is the parent of SCE, Incorporated, an Alabama corporation ("SCE"), also a heavy construction contractor. Prior to October 1995, Mr. Long had been Chief Executive Officer of SCE and SLH. Prior to May 25, 1995, Mr. Long had been a director and Senior Vice President of SCE, and a director and Senior Vice President of SLH for over five years.

         Michael X. Marinelli is, and has been, an associate with the Washington, D.C. law firm of Baker & Botts since 1989. He graduated from Catholic University Law School in 1989. Mr. Marinelli served as Assistant Secretary of Old Enviroq from January 1987 to July 1987. He served as Special Assistant to the General Manager of Instituform East, Inc. from February 1986 to August 1986. From October 1985 to February 1986, Mr. Marinelli served as an assistant to the President of Old Enviroq, and from October 1984 to October 1995 he was a sales representative for Old Enviroq. He has served as a director of ICAP since September 1998. Prior to September 1998, Mr. Marinelli served as a director of Enviroq since April 1995. Prior to April 1995, Mr. Marinelli served as a director of Old Enviroq since October 1984.

         Morgan Payne has been President of Broadland Capital Partners, L.P., a financial advisory limited partnership, since 1990. Mr. Payne has served as a director of ICAP since September 1998.

         Mark F. Travis has been Executive Vice President of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been President of ICM since December 1998 and Vice President of CRC since June 1995. From its inception in January 1995 until December 1998, Mr. Travis was Vice President of ICM. From June 1984 to January 1995, Mr. Travis was a Vice President of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received his Bachelor of Arts in Economics from the University of Georgia in 1984 and currently holds NASD Series 3, 7, 24, 63 and 65 licenses. Mark F. Travis is the son of Forrest Travis.

         Forrest Travis has been President and Chief Executive Officer of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been President of CRC since June 1995. From its inception in January 1995, until December 1998, Mr. Travis was President of ICM. From December 1980 to January 1995, Mr. Travis was a Senior Vice President and a Director of the Consulting Group of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received his bachelor's degree from The Georgia Institute of Technology and currently holds NASD Series 2, 3, 4, 7, 24, 27, 53, 63 and 65 licenses. Forrest Travis is the father of Mark F. Travis.

                  Alexander P. Zechella served from September 1983 to April 1984, as Chairman of Charter Oil Company and Executive Vice President of the Charter Company ("Charter"). From April 1984 until his retirement in December 1985, Mr. Zechella served as President, Chief Executive Officer and Chief Operating Officer of Charter. Mr. Zechella has served as a director of ICAP since September 1998. Prior to September 1998, he served as a director or Enviroq since April 1995. Prior to April 1995, he served as a director of Old Enviroq since April 1987.

         ITEM 10. EXECUTIVE COMPENSATION

                  The following table and notes present the cash and non-cash compensation paid or accrued during the fiscal year ended December 31, 1998 to ICAP's Chief Executive Officer and to any other executive officer whose total cash compensation exceeded $100,000. Because ICAP did not commence operations until December 16, 1998, the compensation history for the Chief Executive Officer and other executive officers of ICAP only includes information for the fiscal year ended December 31, 1998. The compensation history for William J. Long represents his compensation as Chief Operating Officer and Executive Vice President of ICAP after December 16, 1998 as well as his compensation as Chief Executive Officer of Enviroq prior to the Mergers.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                                    -----------------------------
                                             ANNUAL COMPENSATION                         AWARDS          PAYOUTS
                                      --------------------------------------------  -------------------  --------
                                                                         OTHER      RESTRICTED                      ALL OTHER
         NAME AND                                                        ANNUAL       STOCK    OPTIONS/    LTIP       ANNUAL
      PRINCIPAL POSITION      YEAR        SALARY             BONUS    COMPENSATION    AWARD      SARS     PAYOUTS  COMPENSATION
----------------------------  ----    ------------------   ---------  ------------  ---------- --------  --------  ------------

Forrest Travis,               1998    $208,883 (1)(2)(3)       ---        ---          ---       ---       ---          ---
   President and
   Chief Executive Officer

Mark F. Travis,               1998    $170,994 (1)(2)(3)       ---        ---          ---       ---       ---          ---
   Executive Vice President

William J. Long,              1998    $ 86,800 (1)(4)      $50,000(4)     ---          ---       ---       ---          ---
   Executive Vice President   1997    $ 84,133                  --         --           --        --        --           --
                              1996    $ 58,335                  --         --           --        --        --           --


----------------------------------
(1)      Includes directors' fees.
(2) This amount includes, for fiscal year 1998, the Company's matching contributions to its 401(k) plan for the benefit of Forrest Travis in the aggregate amount of $14,489 and for the benefit of Mark F. Travis in the aggregate amount of $13,374.
(3) Compensation for Mr. Forrest Travis for 1998 was paid 50% by ICM and 50% by CRC, and compensation for Mr. Mark F. Travis for 1998 was paid by ICM. After the effective time of the Mergers and prior to December 31, 1998, ICAP paid no salaries to its executive officers.
(4) Compensation for Mr. Long for 1998 was paid by Enviroq. After the effective time of the Mergers and prior to December 31, 1998, ICAP paid no salaries to its executive officers.

         Option/SAR Grants in Last Fiscal Year

                  During the fiscal year ended December 31, 1998, no options or SAR's were granted to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

         Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

                  No options or SARs were exercised during the fiscal year ended December 31, 1998 by ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

         Long Term Incentive Plan Awards in Last Fiscal Year

         During the fiscal year ended December 31, 1998, ICAP made no awards under any Long Term Incentive Plan to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

Employment Agreements

         ICAP has entered into an Employment Agreement with each of Messrs. Forrest Travis, Mark F. Travis and William J. Long, each effective as of December 16, 1998 (each, an "Employment Agreement" and, collectively, the "Employment Agreements"). All of the Employment Agreements are "at will" agreements and will expire only upon the occurrence of certain events, including upon thirty (30) days prior written notice by either party. However, the Employment Agreements automatically terminate if the employee dies, becomes permanently disabled or is convicted of a felony. In the event of an employee's disability, ICAP is obligated to pay the employee's full salary for the three months following his termination and 50% of his full salary for the three months after that, at which time the employee's salary will terminate under each Employment Agreement. Each Employment Agreement also includes certain restrictive covenants which limit the employee's ability to compete with ICAP for two years after the termination of employment or to divulge certain confidential information concerning ICAP. As consideration for the employee's covenant not to compete or disclose confidential information, ICAP is obligated to pay the employee $50,000 per year during the duration of the restrictive covenant.

         Pursuant to Forrest Travis' Employment Agreement, Mr. Travis has agreed to serve as the President and Chief Executive Officer of ICAP. Mr. Travis' Employment Agreement provides that he will receive an annual base salary of $200,000. Further, Mr. Travis is entitled to receive an annual bonus and to participate in all present and future employee benefit, retirement and compensation plans of ICAP consistent with his salary and his position as the President and Chief Executive Officer of ICAP.

         Pursuant to Mark F. Travis' Employment Agreement, Mr. Travis has agreed to serve as an Executive Vice President of ICAP. Mr. Travis' Employment Agreement provides that he will receive an annual base salary of $157,620. Further, Mr. Travis is entitled to receive an annual bonus and to participate in all present and future employee benefit, retirement and compensation plans of ICAP consistent with his salary and his position as an Executive Vice President of ICAP.

         Pursuant to William J. Long's Employment Agreement, Mr. Long has agreed to serve as an Executive Vice President of ICAP. Mr. Long's Employment Agreement provides that he will receive an annual base salary of $130,000. Further, Mr. Long is entitled to receive an annual bonus and to participate in all present and future employee benefit, retirement and compensation plans of ICAP consistent with his salary and his position as an Executive Vice President of ICAP.

Compensation of Directors.

         All non-employee directors receive a fee of $1,000 per quarter for a maximum of six meetings of the Board of Directors and all committees thereof. In the event that additional meetings of the Board of Directors are required, non-employee directors will be compensated at a rate of $1,000 per meeting. All directors are reimbursed for travel expenses incurred in connection with their attendance at meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of December 31, 1998 of (i) each stockholder known to ICAP to own more than 5% of the outstanding shares of any class of the Company's outstanding securities entitled to vote; (ii) directors of ICAP; (iii) executive officers of ICAP; and (iv) all executive officers and directors of ICAP as a group.

                                                   AMOUNT AND NATURE OF
            NAME OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP           PERCENT OF OWNERSHIP
            ------------------------               --------------------           --------------------

Thomas W. Brander                                              0                            *

William J. Long                                          263,389                        11.9%

Marinelli Securities Associates                          294,900                        13.3%
2100 North Dixie Highway
Fort Lauderdale, Florida   33305

Antonio M. Marinelli                                     299,559                        13.5%

Michael X. Marinelli                                     295,420                        13.3%

Morgan Payne                                                   0                            *

Mark F. Travis                                           422,152                        19.1%

Forrest Travis                                           783,996                        35.4%

Alexander P. Zechella                                      4,221                            *
1000 Vicar's Landing Way, #F-109
Ponte Vedra Beach, Florida  32088

All directors and executive officers                   1,773,837                        80.1%
     of Intrepid as a group (7 persons)

*Indicates less than 1% beneficial ownership

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement

         On December 4, 1997, ICM entered into a consulting agreement with Broadland Capital Partners, L.P. ("Broadland"), an affiliate of Mr. Morgan Payne, a director of the Company (the "Consulting Agreement"), pursuant to which Broadland agreed to provide certain consulting services to ICM in connection with the Mergers and, after the consummation of the Mergers, to help identify and assist ICAP in acquiring suitable acquisition candidates. The Consulting Agreement provides that Broadland will receive a consulting fee of $3,000 per month beginning after the consummation of the Mergers. ICAP also issued a warrant to Broadland under the Consulting Agreement, whereby Broadland is entitled to purchase up to 150,000 shares of ICAP Common Stock at $.75 per share, subject to certain vesting requirements and conditions to exercise. In addition, Broadland is entitled to reimbursement for its pre-approved reasonable expenses incurred in connection with its duties under the Consulting Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are filed with this report on Form
         10-KSB:

         Independent Auditors' Report................................................................F-1

         Consolidated Balance Sheet of Intrepid Capital Corporation and
         Subsidiaries for the Year Ended December 31, 1998 and the Combined
         Balance Sheet of Intrepid Capital Management and Capital Research
         Corporation for the Year Ended December 31, 1997............................................F-2

         Consolidated Statement of Operations of Intrepid Capital Corporation
         and Subsidiaries for the Year Ended December 31, 1998 and the Combined
         Statement of Operations of Intrepid Capital Management, Inc. and
         Capital Research Corporation for the Year Ended December 31, 1997...........................F-3

         Consolidated Statement of Stockholders' Equity of Intrepid Capital
         Corporation and Subsidiaries for the Year Ended December 31, 1998 and
         the Combined Statement of Stockholders' Equity of Intrepid Capital
         Management, Inc. and Capital Research Corporation for the Year Ended
         December 31, 1997...........................................................................F-4

         Consolidated Statement of Cash Flows of Intrepid Capital Corporation
         and Subsidiaries for the Year Ended December 31, 1998 and the Combined
         Statement of Cash Flows of Intrepid Capital Management, Inc. and
         Capital Research Corporation for the Year Ended December 31, 1997...........................F-5

         Notes to Consolidated and Combined Financial Statements.....................................F-6

(b)      Exhibit Index

Exhibit No.                      Description of Exhibit
-----------                      ----------------------

    3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.(A) to Registrant's Form S-4 filed
                  November 6, 1998, Registration No. 333-66859).


    3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.(B) to Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).

    9.1           Form of Voting Agreement (incorporated by reference to
                  Exhibit 9 to Registrant's Form S-4 filed November 6, 1998,
                  Registration No. 333-66859).

   10.1           Form of Employment Agreement between Intrepid Capital
                  Corporation and William J. Long (incorporated by reference to
                  Exhibit 10.(A) to Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).

   10.2           Form of Employment Agreement between Intrepid Capital
                  Corporation and Forrest Travis (incorporated by reference to Exhibit 10.(B) to Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).

     10.3         Form of Employment Agreement between Intrepid Capital
                  Corporation and Mark F. Travis (incorporated by reference to
                  Exhibit 10.(C) to Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


     10.4         Incentive Stock Option Plan of Intrepid Capital Corporation
                  (incorporated by reference to Exhibit 10.(D) to Registrant's
                  Form S-4 filed November 6, 1998, Registration No. 333-66859).


     10.5         Non-Employee Directors' Stock Option Plan of Intrepid Capital
                  Corporation (incorporated by reference to Exhibit 10.(E) to Registrant's Form S-4 filed November 6, 1998, Registration
                  No. 333-66859).

     21.1         List of Subsidiaries.

     24.1 Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

     27           Financial Data Schedule.

(c)      Reports on Form 8-K:  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTREPID CAPITAL CORPORATION



                                           By: /s/ Forrest Travis
                                              ---------------------------------
                                              Forrest Travis, President and
                                              Chief Executive Officer

                                           Dated: April 12, 1999


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Forrest Travis as his attorney-in-fact, acting with full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-KSB and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           SIGNATURE                                    TITLE                                    DATE
           ---------                                    -----                                    ----

/s/ Forrest Travis                           President, Chief Executive                 April 12, 1999
---------------------------------------      Officer and Director
Forrest Travis

/s/ Mark F. Travis                           Vice President and Director                April 9, 1999
---------------------------------------
Mark F. Travis

/s/ Brian S. Dickens                         Chief Financial Officer                    April 9, 1999
---------------------------------------      (Principal Accounting Officer)
Brian S. Dickens

/s/ William J. Long                          Vice President and Director                April 9, 1999
---------------------------------------
William J. Long

/s/ Morgan Payne                             Director                                   April 12, 1999
---------------------------------------
Morgan Payne

/s/ Thomas W. Brander                        Director                                   April 10, 1999
---------------------------------------
Thomas W. Brander

                                             Director                                   April     , 1999
---------------------------------------                                                      -----
Michael X. Marinelli

/s/ Alexander P. Zechella                    Director                                   April 10, 1999
---------------------------------------
Alexander P. Zechella

                         INDEX TO FINANCIAL STATEMENTS



         Independent Auditors' Report............................................................F-1

         Consolidated Balance Sheet of Intrepid Capital Corporation and
         Subsidiaries for the Year Ended December 31, 1998 and the Combined
         Balance Sheet of Intrepid Capital Management and Capital Research
         Corporation for the Year Ended December 31, 1997........................................F-2

         Consolidated Statement of Operations of Intrepid Capital Corporation
         and Subsidiaries for the Year Ended December 31, 1998 and the Combined
         Statement of Operations of Intrepid Capital Management, Inc. and
         Capital Research Corporation for the Year Ended December 31, 1997.......................F-3

         Consolidated Statement of Stockholders' Equity of Intrepid Capital
         Corporation and Subsidiaries for the Year Ended December 31, 1998 and
         the Combined Statement of Stockholders' Equity of Intrepid Capital
         Management, Inc. and Capital Research Corporation for the Year Ended
         December 31, 1997.......................................................................F-4

         Consolidated Statement of Cash Flows of Intrepid Capital Corporation
         and Subsidiaries for the Year Ended December 31, 1998 and the Combined
         Statement of Cash Flows of Intrepid Capital Management, Inc. and
         Capital Research Corporation for the Year Ended December 31, 1997.......................F-5

         Notes to Consolidated and Combined Financial Statements.................................F-6

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                          INTREPID CAPITAL MANAGEMENT

                        AND CAPITAL RESEARCH CORPORATION

                         COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997



                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Intrepid Capital Corporation


We have audited the accompanying consolidated balance sheet of Intrepid Capital Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the combined balance sheet of Intrepid Capital Management and Capital Research Corporation as of December 31, 1997 and the related combined statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Capital Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, and the combined financial position of Intrepid Capital Management and Capital Research Corporation as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                    /s/ KPMG LLP



Jacksonville,  Florida
March 10, 1999

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                             Combined Balance Sheet
                               December 31, 1997



          ASSETS                                                                1998                1997
                                                                             ----------          ----------
Current assets:
    Cash and cash equivalents                                                $  928,186             182,343
    Investment, at fair value                                                   144,574              87,355
    Accounts receivable                                                         195,018              35,488
    Distribution receivable                                                          --             119,560
    Inventories                                                                 140,288                  --
    Prepaid and other assets                                                     14,243                  --
                                                                             ----------          ----------
          Total current assets                                                1,422,309             424,746

Land                                                                          1,800,000                  --
Property, plant, and equipment, net of accumulated
    depreciation of $85,579 in 1998 and $55,720
    in 1997 (note 3)                                                            140,049              85,299
Goodwill, less accumulated amortization of $2,703 (note 2)                      970,274                  --
Other assets                                                                     76,467               5,568
                                                                             ----------          ----------
          Total assets                                                       $4,409,099             515,613
                                                                             ==========          ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable (note 2)                                                $  696,757             200,531
    Accrued expenses                                                            271,803                  --
    Current portion of notes payable (note 3)                                   212,933              37,367
    Other                                                                       150,754              45,089
                                                                             ----------          ----------
          Total current liabilities                                           1,332,247             282,987

Notes payable, less current portion (note 3)                                     32,816              92,957
Deferred tax liability (note 4)                                                 560,634                  --
                                                                             ----------          ----------
          Total liabilities                                                   1,925,697             375,944
                                                                             ----------          ----------
Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;                 22,155                  --
       issued and outstanding 2,215,525 shares at December 31, 1998
    Additional paid-in capital                                                2,481,320              82,114
    (Accumulated deficit) retained earnings                                     (20,073)             57,555
                                                                             ----------          ----------
          Total stockholders' equity                                          2,483,402             139,669
                                                                             ----------          ----------

Commitments (note 6)
                                                                             $4,409,099             515,613
                                                                             ==========          ==========


See accompanying notes to consolidated and combined financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                          Year ended December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statement of Operations
                          Year ended December 31, 1997



                                                             1998                1997
                                                          ----------          ----------

Revenues:
    Commissions                                           $1,728,036           1,207,641
    Asset management fees (note 5)                           791,237             651,590
    Outside manager income                                    27,917              92,874
    Unrealized gains on investment                            50,445             161,244
    Resinous material sales                                  104,244                  --
    Other                                                     57,692              16,518
                                                          ----------          ----------
          Total revenues                                   2,759,571           2,129,867
                                                          ----------          ----------

Expenses:
    Salaries and employee benefits                         1,568,854             958,988
    Brokerage and clearing                                   585,307             341,849
    Cost of resinous material sales                           51,220                  --
    Outside manager expense                                   27,917              92,874
    Advertising and marketing                                 81,130              44,252
    Professional and regulatory fees                         127,375             123,229
    Occupancy and maintenance (note 6)                        89,060              88,192
    Depreciation and amortization                             32,562              23,986
    Interest expense                                          23,838              14,300
    Other                                                    191,983              99,300
                                                          ----------          ----------
          Total expenses                                   2,779,246           1,786,970
                                                          ----------          ----------

          (Loss) income before income taxes                  (19,675)            342,897

Income tax expense                                               398                  --
                                                          ----------          ----------

          Net (loss) income                               $  (20,073)            342,897
                                                          ==========          ==========

Basic net (loss) income per share                         $    (0.02)               0.28
                                                          ==========          ==========

Weighted average shares outstanding                        1,252,893           1,206,148
                                                          ==========          ==========


See accompanying notes to consolidated and combined financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                          Year ended December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                   Combined Statement of Stockholders' Equity
                          Year ended December 31, 1997


                                                                                  RETAINED
                                                                   ADDITIONAL     EARNINGS
                                                    COMMON          PAID-IN     (ACCUMULATED
                                                     STOCK          CAPITAL        DEFICIT)        TOTAL
                                                    -------        ----------   ------------     ---------

Balance at December 31, 1996                        $    --           105,346       (137,925)       (32,579)

Distributions                                            --           (23,232)      (147,417)      (170,649)

Net income                                               --                --        342,897        342,897

                                                    -------        ----------   ------------     ----------
Balance at December 31, 1997                             --            82,114         57,555        139,669

Distributions                                            --           (46,764)       (57,555)      (104,319)

Intrepid Capital Corporation common
    stock issued for Intrepid Capital
    Management and Capital Research
    Corporation common stock                         12,061           (12,061)            --             --

Common stock issued in acquisition (note 2)          10,094         2,239,906             --      2,250,000

Distribution to shareholders through the
    assumption of note payable (note 3)                  --          (169,625)            --       (169,625)

Stock warrants issued for services
    rendered (note 2)                                    --           387,750             --        387,750

Net loss                                                 --                --        (20,073)       (20,073)
                                                    -------        ----------   ------------     ---------

Balance at December 31, 1998                        $22,155         2,481,320        (20,073)     2,483,402
                                                    =======        ==========   ============     ==========


See accompanying notes to consolidated and combined financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                         Year ended December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statement of Cash Flows
                          Year ended December 31, 1997



                                                                                1998             1997
                                                                             ----------      ----------

Cash flows from operating activities:
    Net (loss) income                                                        $  (20,073)        342,897
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
       Depreciation and amortization                                             32,562          23,986
       Purchases of investment                                                  (40,000)        (40,000)
       Distributions from investment                                             33,226          27,533
       Unrealized gains on investment                                           (50,445)       (161,244)
       Change in assets and liabilities:
          Accounts receivable                                                    97,215         (22,730)
          Distribution receivable                                               119,560              --
          Inventories                                                            (1,148)             --
          Prepaid and other assets                                              (10,760)         (4,000)
          Accounts payable                                                     (130,000)        118,960
          Accrued expenses                                                      248,700              --
          Other liabilities                                                     (12,917)        (19,617)
                                                                             ----------      ----------
             Net cash provided by operating activities                          265,920         265,785
                                                                             ----------      ----------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                  (30,308)        (14,452)
    Acquisition of Enviroq, net of cash acquired                                668,750              --
                                                                             ----------      ----------
             Net cash provided by (used in) investing activities                638,442         (14,452)
                                                                             ----------      ----------

Cash flows from financing activities:
    Principal payments on notes payable                                         (54,200)        (31,176)
    Distributions                                                              (104,319)       (170,649)
                                                                             ----------      ----------
             Net cash used in financing activities                             (158,519)       (201,825)
                                                                             ----------      ----------

             Net increase in cash and cash equivalents                          745,843          49,508

Cash and cash equivalents at beginning of year                                  182,343         132,835
                                                                             ----------      ----------

Cash and cash equivalents at end of year                                     $  928,186         182,343
                                                                             ==========      ==========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                   $   23,838          14,822
                                                                             ==========      ==========
Supplemental disclosure of non-cash transactions:
    Accrued distribution receivable                                          $       --         119,560
                                                                             ==========      ==========
    Common stock and warrants issued for acquisition and
       services rendered                                                     $2,637,750              --
                                                                             ==========      ==========
    Distribution to shareholders through the assumption of note payable      $  169,625              --
                                                                             ==========      ==========


See accompanying notes to consolidated and combined financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

       (A)    ORGANIZATION

              Intrepid Capital Corporation (the Company) was formed on April 3,1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998 as part of a simultaneous merger and reorganization, the Company acquired all the outstanding shares of Enviroq Corporation (Enviroq), Intrepid Capital Management (ICM) and Capital Research Corporation (CRC) through a series of stock-for-stock and cash exchanges with the former shareholders of each entity. The Company is located in Jacksonville, Florida and conducts its business through its three wholly-owned subsidiaries.

              ICM provides investment consulting and investment management to individuals and corporations. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

              CRC is a registered broker/dealer with the Securities Exchange Commission and is a member of the National Association of Securities Dealers, Inc. (NASD). CRC is approved to conduct general securities business on a fully-disclosed basis through a clearing broker/dealer, which carries all accounts and prepares and maintains all books and records for CRC's customers.

              Enviroq conducts its operations through Sprayroq, Inc. (Sprayroq), a 50% owned subsidiary. Sprayroq is engaged in development, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

       (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated balance sheet as of December 31, 1998, includes the accounts of the Company and its subsidiaries ICM, CRC and Enviroq. The combined balance sheet as of December 31, 1997, reflects the combined accounts of ICM and CRC, entities under common control prior to formation of the Company.

              The 1998 consolidated statements of operations, stockholders' equity and cash flows include the accounts of ICM and CRC on a combined basis through December 15, 1998 and consolidated with Enviroq from December 16, 1998 through December 31, 1998. In accordance with purchase accounting, in which ICM and CRC were deemed to be the acquiring entities in the merger and reorganization described above, the accounts of Enviroq have been included since December 16, 1998 (the date of acquisition), see note 2.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997


              All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary because of its accumulated deficit position.

       (C)    COMMISSION REVENUE

              Commissions are earned on securities transactions with a clearing broker/dealer initiated on behalf of customers. Additional commissions are also earned on transactions with mutual funds and variable annuities and are received directly from the related fund or issuer. All commission revenue is recognized as income when earned. Included within accounts receivable are amounts due from National Financial Service Corporation (NFSC), the Company's clearing broker/dealer, which represent monies earned but not yet received from NFSC.

       (D)    ASSET MANAGEMENT FEES

              The Company earns an asset management fee from each of its customers based on the outstanding balance of assets under management. The fee is calculated quarterly based on a percentage (usually 1% annually) of the individual customers account balance at the beginning of the period. All customers are billed on the first day of the quarter and the Company earns this fee ratably such that by the end of the reporting period, no deferred income remains.

       (E)    OUTSIDE MANAGER INCOME AND EXPENSE

              The Company engages third party asset managers, which act on its behalf, to assist in investment consulting and investment management services. The Company pays the third party asset managers a percentage of the fee it receives from the customers to which the third party asset manager provided service. The Company does not retain any of the income characterized as outside manager income. Rather, the Company pays all amounts of such income to its outside managers, which is reflected in outside manager expense. The Company collects this fee from its customers on behalf of the third-party asset managers and passes through the entire amount as payment for services rendered.

       (F)    PROPERTY, PLANT, AND EQUIPMENT

              Property, plant, and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the underlying assets, which range from three to twenty years. Significant additions or improvements extending the useful life are capitalized, while normal maintenance and repairs are charged to expense as incurred.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997


       (G)    INVENTORIES

              Inventories consist of raw material and supplies needed for the operations of Sprayroq. Such amounts are valued at the lower of cost or market using the first-in, first-out method.

       (H)    INVESTMENT

              The Company serves as the general partner and maintains an investment in Intrepid Capital, L.P. The investment is adjusted for additional contributions made, unrealized gains or losses, and distributions received. The Company has classified this investment as a trading security and it is carried at fair value. Unrealized holding gains and losses are included in the accompanying statements of operations.

       (I)    INCOME TAXES

              On December 16, 1998, in connection with the merger and reorganization discussed in note 1a, the Company adopted the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Prior to that date, no provision for income taxes is made in the financial statements since ICM and CRC were Subchapter S Corporations and all earnings and losses were passed through to the individual stockholders.

       (J)    CASH AND CASH EQUIVALENTS

              Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

       (K)    GOODWILL

              Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets associated with purchase acquisitions. Goodwill is amortized over the period estimated to benefit from the acquired assets which is 15 years. Management periodically assesses the recoverability of goodwill based on the cash flows from the operations of the acquired entity.

       (L)    EARNINGS PER SHARE

              The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement governs the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997


              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants, when dilutive, are included as share equivalents. For the years ended December 31, 1998 and 1997, the Company had no dilutive common stock equivalents.

              The weighted average shares outstanding as of December 31, 1998 and 1997, represent the shares issued to ICM and CRC as part of the merger and reorganization as if such shares had been outstanding since January 1, 1997, and the weighted average for shares outstanding issued to acquire Enviroq.

       (M)    ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (N)    COMPREHENSIVE INCOME

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the years ended December 31, 1998 and 1997.

(2)    REORGANIZATION, MERGER AND ACQUISITION OF ENVIROQ

       On December 16, 1998, the Company consummated a transaction whereby ICM, CRC, and Enviroq were merged into the Company and became separate subsidiaries of the Company. The transaction has been accounted for as a purchase for accounting and reporting purposes with ICM and CRC considered to be the acquiring enterprises, and with Enviroq as the acquired company, based on the fact that the shareholders of ICM and CRC consisted of two related individuals who acted in concert as a control group, and subsequent to the transaction such shareholders retained the controlling interest in the Company.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997

       The fair value of assets acquired and liabilities assumed, and the components of the purchase price is as follows:


                  Fair value of assets acquired:
                      Cash                                          $   764,244
                      Land, net of deferred taxes                     1,239,366
                      Other assets                                      524,568
                                                                    -----------
                                                                      2,528,178

                  Fair value of liabilities assumed                     767,911
                                                                    -----------
                      Net fair value of assets acquired               1,760,267
                                                                    -----------

                  Purchase price:
                      Common stock issued                             2,250,000
                      Warrants issued to investment banker              387,750
                      Cash paid for other acquisition costs              95,494
                                                                    -----------
                                                                      2,733,244
                                                                    -----------

                           Goodwill                                 $   972,977
                                                                    ===========

       Included within the fair value of liabilities assumed is $482,251 of payments due to the former Enviroq shareholders. Goodwill is being amortized on a straight line basis over a period of 15 years. The results of operations of Enviroq have been included in the consolidated statements of operations from the acquisition date.

       The following unaudited pro forma financial information presents the consolidated results of operations as if the purchase of Enviroq had occurred on January 1, 1997. Pro forma total revenues would have been $4.1 million and $3.6 million in 1998 and 1997, respectively. Pro forma net (loss) income would have been ($163,000) and $227,000 in 1998 and 1997, respectively. Pro forma net (loss) income per share would have been ($0.07) and $0.10 in 1998 and 1997, respectively.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997

(3)    NOTES PAYABLE

       The notes payable at December 31, 1998 and 1997 consist of the following:

                                                                                             1998             1997
                                                                                          ---------        ---------

         Note payable to a bank, due in monthly installments of $3,750, plus interest at the Prime rate plus 1% (8.75% at December 31, 1998),
              repaid January 1999                                                         $   9,000           43,500

         Note payable to a bank, at the Prime rate plus 1%, (8.75% at December
              31, 1998), secured by furniture, fixtures, and equipment and the
              personal guarantee of certain shareholders, repaid January 2, 1999             27,510           40,829

         Note payable to a bank, monthly installments of $833 including principal and interest at the Prime rate plus 1%, (8.75% at
              December 31, 1998), due January 2, 2001 secured by furniture, fixtures and equipment and the personal guarantee of
              certain shareholders                                                           39,614           45,995

         Note payable to a bank, assumed from the former shareholders of ICM and CRC, payable in monthly interest only installments at the
              Prime rate plus 1% (8.75% at December 31, 1998), unsecured due
              April 15, 1999                                                                169,625               --
                                                                                          ---------        ---------
                                                                                            245,749          130,324

                  Less current portion                                                      212,933           37,367
                                                                                          ---------        ---------
                                                                                          $  32,816           92,957
                                                                                          =========        =========

       Principal maturities on the notes payable are as follows:

                         YEAR ENDING
                         DECEMBER 31,                        AMOUNT
                         ------------                      ---------

                            1999                           $ 212,933
                            2000                               7,418
                            2001                              25,398
                                                           ---------
                                                           $ 245,749
                                                           =========

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                       AND CAPITAL RESEARCH CORPORATION
                    Notes to Combined Financial Statements
                               December 31, 1997


       The Company considers the carrying value of its notes payable to be a reasonable estimation of their fair value based on the current market rates available for debt of the same remaining maturities.

(4)    INCOME TAXES

       The income tax expense for the year was $398, was all related to current tax expense, and has all been allocated to income from continuing operations. In connection with the acquisition of Enviroq, discussed in note 2, the Company has recorded a deferred tax liability of $560,634, which represents the excess book basis over the tax basis for acquired property, plant and equipment.

       Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income (loss) before taxes primarily as a result of ICM and CRC having the tax status of S Corporations prior to December 16, 1998.

(5)    RELATED PARTY TRANSACTION

       The Company performs certain asset management functions for Intrepid Capital, L.P. During 1998 and 1997, the Company received $68,236 and $30,330, respectively, for such services.

(6)    COMMITMENTS

       The Company has entered into lease agreements for office space which expire in 1999. Leases are accounted for as operating leases with rental payments recorded on a straight-line basis over the term of the lease regardless of when payments are due. The future minimum rental obligations for 1999 under the leases are $21,492.

       Rent expense for the years ended December 31, 1998 and 1997 was $44,836 and $44,796, respectively. Rent expense has been adjusted to reflect the effects of recording rent on a straight-line basis.

       CRC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1998, CRC has net capital of $96,475 which is $46,475 in excess of its required capital of $50,000.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1998


                          INTREPID CAPITAL MANAGEMENT
                        AND CAPITAL RESEARCH CORPORATION
                     Notes to Combined Financial Statements
                               December 31, 1997


(7)    SEGMENTS

       During 1998 and 1997, the Company, ICM and CRC operated in two principal segments, investment advisory services and broker/dealer services. Enviroq constitutes a separate segment upon its acquisition on December 16, 1998. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments. The accounting policies of the segments are the same as those described in note 1. The revenues and net income for each of the reportable segments are summarized as follows for the years ended December 31, 1998 and 1997:

                                                                            1998           1997
                                                                        ----------     ----------

                  Revenues:
                      Investment advisory services segment              $1,066,816      1,059,553
                      Broker/dealer services segment                     1,764,160      1,221,814
                      Enviroq                                              118,595             --
                      Intersegment revenues                               (190,000)      (151,500)
                                                                        ----------     ----------
                                                                        $2,759,571      2,129,867
                                                                        ==========     ==========

                  Net (loss) income:
                      Investment advisory services segment              $  (21,238)       343,104
                      Broker/dealer services segment                        24,997           (207)
                      Enviroq                                               12,602             --
                      Other                                                (36,434)            --
                                                                        ----------     ----------
                                                                        $  (20,073)       342,897
                                                                        ==========     ==========

       The total assets for each of the reportable segments are summarized as follows as of December 31, 1998 and 1997. Non segment assets consist primarily of cash, which is recorded at the parent company level.

                                                                           1998            1997
                                                                        ----------     ----------

                  Assets:
                      Investment advisory services segment              $  231,272        292,674
                      Broker-dealer services segment                       192,831        222,939
                      Enviroq                                            3,325,224             --
                      Other                                                654,772             --
                                                                        ----------     ----------
                                                                        $4,409,099        515,613
                                                                        ==========     ==========

                                 EXHIBIT INDEX

Exhibit No.                    Description of Exhibit
-----------                    ----------------------

 3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.(A) to Registrant's Form S-4 filed November
           6, 1998, Registration No. 333-66859).

 3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.(B) to Registrant's Form S-4 filed November 6, 1998, Registration No.
           333-66859).

 9.1       Form of Voting Agreement (incorporated by reference to Exhibit 9 to
           Registrant's Form S-4 filed November 6, 1998, Registration No.
           333-66859).

10.1 Form of Employment Agreement between Intrepid Capital Corporation and William J. Long (incorporated by reference to Exhibit 10.(A) to
           Registrant's Form S-4 filed November 6, 1998, Registration No.
           333-66859).

10.2 Form of Employment Agreement between Intrepid Capital Corporation and Forrest Travis (incorporated by reference to Exhibit 10.(B) to Registrant's Form S-4 filed November 6, 1998, Registration No.
           333-66859).

10.3 Form of Employment Agreement between Intrepid Capital Corporation and Mark F. Travis (incorporated by reference to Exhibit 10.(C) to
           Registrant's Form S-4 filed November 6, 1998, Registration No.
           333-66859).

10.4       Incentive Stock Option Plan of Intrepid Capital Corporation
           (incorporated by reference to Exhibit 10.(D) to Registrant's Form
           S-4 filed November 6, 1998, Registration No. 333-66859).

10.5       Non-Employee Directors' Stock Option Plan of Intrepid Capital
           Corporation (incorporated by reference to Exhibit 10.(E) to Registrant's Form S-4 filed November 6, 1998, Registration No.
           333-66859).

21.1       List of Subsidiaries.

24.1 Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

27         Financial Data Schedule. (for SEC use only)