Form 10QSB
period 1999-03-31
INTREPID CAPITAL CORP
filed 1999-05-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________ to __________

                        Commission file number 333-66859

                          INTREPID CAPITAL CORPORATION
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                     59-3546446
    (State of Incorporation)                (I.R.S. Employer Identification No.)

50 NORTH LAURA STREET, SUITE 3550, JACKSONVILLE, FLORIDA      32202
            (Address of principal executive offices)        (Zip Code)

                                 (904) 350-9999
                         (Registrant's telephone number)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

              ----------------------------------------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

         As of April 30, 1999, there were 2,214,525 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999


                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS
     Consolidated Balance Sheets of Intrepid Capital Corporation and
     Subsidiaries as of March 31, 1999 and the Year Ended
     December 31, 1998........................................................................     3

     Consolidated Statement of Operations of Intrepid Capital Corporation
     and Subsidiaries for the Three Months Ended March 31, 1999 and the Combined
     Statement of Operations of Intrepid Capital Management, Inc. and Capital
     Research Corporation for the Three Months Ended March 31, 1998...........................     4

     Consolidated Statement of Cash Flows of Intrepid Capital Corporation and
     Subsidiaries for the Three Months Ended March 31, 1999 and the Combined
     Statement of Cash Flows of Intrepid Capital Management, Inc. and Capital
     Research Corporation for the Three Months Ended March 31, 1998...........................     5

     Notes to Consolidated and Combined Financial Statements..................................     6-8

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     Liquidity and Capital Resources..........................................................     9

     Results of Operations....................................................................     9-11

     Year 2000 Matters........................................................................     11


                           PART II - OTHER INFORMATION

ITEMS 1 AND ITEM 6         OTHER INFORMATION

     Other Information........................................................................     11-12

SIGNATURES....................................................................................     13

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                                  (unaudited)

          ASSETS                                                         1999              1998
                                                                      -----------       ----------
Current assets:
    Cash and cash equivalents                                         $   207,930          928,186
    Investment, at fair value                                             129,437          144,574
    Accounts receivable                                                   366,224          195,018
    Inventories                                                           162,432          140,288
    Prepaid and other assets                                               30,181           14,243
                                                                      -----------       ----------
          Total current assets                                            896,204        1,422,309

Land                                                                    1,800,000        1,800,000
Property, plant, and equipment, net of accumulated
    depreciation of $99,296 in 1999 and $85,579
    in 1998                                                               128,813          140,049
Goodwill, less accumulated amortization of $24,324                        991,252          970,274
    in 1999 and $2,703 in 1998
Other assets                                                               66,652           76,467
                                                                      -----------       ----------
          Total assets                                                $ 3,882,921        4,409,099
                                                                      ===========       ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                  $   229,677          696,757
    Accrued expenses                                                      418,870          271,803
    Current portion of notes payable                                      173,626          212,933
    Other                                                                 156,509          150,754
                                                                      -----------       ----------
          Total current liabilities                                       978,682        1,332,247

Notes payable, less current portion                                        32,816           32,816
Deferred tax liability                                                    560,634          560,634
                                                                      -----------       ----------
          Total liabilities                                             1,572,132        1,925,697
                                                                      -----------       ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;           22,155           22,155
       issued 2,215,525 shares at March 31, 1999 and
       December 31, 1998
    Treasury stock at cost, 1,000 shares at March 31, 1999                 (3,669)              --
    Additional paid-in capital                                          2,481,320        2,481,320
    Accumulated deficit                                                  (189,017)         (20,073)
                                                                      -----------       ----------
          Total stockholders' equity                                    2,310,789        2,483,402
                                                                      -----------       ----------

                                                                      $ 3,882,921        4,409,099
                                                                      ===========       ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                        Three months ended March 31, 1999
                                  (unaudited)

                       INTREPID CAPITAL MANAGEMENT, INC.
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statement of Operations
                        Three months ended March 31, 1998
                                  (unaudited)

                                                                       1999              1998
                                                                    -----------       ---------
Revenues:
          Commissions                                               $   385,930         530,353
          Asset management fees                                         225,015         162,890
          Outside manager income                                             --           8,337
          Unrealized gains/(losses) on investment                       (25,137)         38,550
          Resinous material sales                                       396,846              --
          Other                                                           7,852           7,568
                                                                    -----------       ---------
                             Total revenues                             990,506         747,698
                                                                    -----------       ---------
Expenses:
          Salaries and employee benefits                                505,432         413,658
          Brokerage and clearing                                        118,169         175,767
          Cost of resinous material sales                               253,598              --
          Outside manager expense                                            --           8,337
          Advertising and marketing                                      60,861          23,803
          Professional and regulatory fees                               76,479          20,597
          Occupancy and maintenance                                      43,128          19,050
          Depreciation and amortization                                  35,338           6,546
          Interest expense                                                4,851           4,811
          Other                                                          61,594          38,617
                                                                    -----------       ---------
                             Total expenses                           1,159,450         711,186
                                                                    -----------       ---------
                             (Loss) income before income taxes         (168,944)         36,512

Income tax expense                                                           --              --
                                                                    -----------       ---------
                             Net (loss) income                      $  (168,944)         36,512
                                                                    ===========       =========
Basic net (loss) income per share                                   $     (0.08)           0.03
                                                                    ===========       =========
Weighted average shares outstanding                                   2,214,758       1,206,148
                                                                    ===========       =========


See accompanying notes to consolidated and combined financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                       Three months ended March 31, 1998
                                  (unaudited)

                       INTREPID CAPITAL MANAGEMENT, INC.
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statement of Cash Flows
                        Three months ended March 31, 1998
                                  (unaudited)

                                                                               1999             1998
                                                                             ---------        -------
Cash flows from operating activities:
    Net (loss) income                                                        $(168,944)        36,512
    Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                            35,338          6,546
       Purchases of investment                                                 (10,000)       (10,000)
       Distributions from investment                                                --        152,785
       Unrealized (gains) losses on investment                                  25,137        (38,550)
       Change in assets and liabilities:
          Accounts receivable                                                 (171,206)       (84,820)
          Inventories                                                          (22,144)            --
          Prepaid and other assets                                              (6,123)       (17,201)
          Accounts payable                                                    (467,080)        90,432
          Accrued expenses                                                     104,468             --
          Other liabilities                                                      5,755         (5,899)
                                                                             ---------        -------
             Net cash provided by (used in) operating activities              (674,799)       129,805
                                                                             ---------        -------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                  (2,481)       (11,808)
                                                                             ---------        -------
             Net cash used in investing activities                              (2,481)       (11,808)
                                                                             ---------        -------
Cash flows from financing activities:
    Principal payments on notes payable                                        (39,307)       (10,681)
    Distributions                                                                   --        (40,473)
    Purchase of Treasury stock                                                  (3,669)            --
                                                                             ---------        -------
             Net cash used in financing activities                             (42,976)       (51,154)
                                                                             ---------        -------
             Net increase (decrease) in cash and cash equivalents             (720,256)        66,843

Cash and cash equivalents at beginning of period                               928,186        182,343
                                                                             ---------        -------
Cash and cash equivalents at end of period                                   $ 207,930        249,186
                                                                             =========        =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $   4,851          4,811
                                                                             =========        =======
                                                                             =========        =======
Supplemental disclosure of non-cash transactions:
    Distribution to stockholders through the assumption of note payable      $      --        169,625
                                                                             =========        =======


See accompanying notes to consolidated and combined financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated and Combined Financial Statements
                                 March 31, 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

              Intrepid Capital Corporation (the "Company") was formed on April 3, 1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998 as part of a simultaneous merger and reorganization ("the Merger and Reorganization"), the Company acquires all the outstanding shares of common stock of Enviroq Corporation ("Enviroq"), Intrepid Capital Management ("ICM") and Capital Research Corporation ("CRC") through a series of stock-for-stock and cash exchanges with the former shareholders of each entity. The Company is located in Jacksonville, Florida and conducts its business through its three wholly-owned subsidiaries.

              ICM provides investment consulting and investment management services to individuals and corporations. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

              CRC is a registered broker/dealer with the Securities and Exchange Commission (the "SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). CRC is approved to conduct general securities business on a fully-disclosed basis through a clearing broker/dealer, which carries all accounts and prepares and maintains all books and records for CRC's customers.

              Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary. Sprayroq is engaged in development 59,100, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

              The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 14, 1999. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals and other adjustments, necessary for fair presentation of the unaudited information.

       (B)    PRINCIPLES OF CONSOLIDATION

              In accordance with purchasing accounting, in which ICM and CRC were deemed to be the acquiring entities in the Merger and Reorganization, the accounts of Enviroq have been included since December 16, 1998 (the date of the Merger and Reorganization).

              The accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998, include the accounts of the Company and its subsidiaries ICM, CRC and Enviroq.

              The 1998 consolidated statements of operations and cash flows include the accounts of ICM and CRC on a combined basis through March 31, 1998.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated and Combined Financial Statements
                                 March 31, 1999

              All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary because of its accumulated deficit position.

        (C)   EARNINGS PER SHARE

              The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement governs the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock.

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants, when dilutive, are included as share equivalents. For the three months ended March 31, 1999 and 1998, the Company had no dilutive common stock equivalents.

              The weighted average shares outstanding for the period ended March 31, 1998 represent the shares issued to ICM and CRC as part of the Merger and Reorganization as if such shares had been outstanding since January 1, 1998.

       (D)    COMPREHENSIVE INCOME

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the periods ended March 31, 1999 and 1998.

(2)    RELATED PARTY TRANSACTION

              The Company performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which the Company is general partner and a 2.54% equity interest holder. For the three months ended March 31, 1999 and 1998, the Company received $17,195 and $15,886, respectively, for such services.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated and Combined Financial Statements
                                 March 31, 1999

(3)    SEGMENTS

       During 1999 and 1998, the Company, ICM and CRC operated in two principal segments, investment advisory services and broker/dealer services. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net income for each of the reportable segments are summarized as follows for the three months ended March 31, 1999 and 1998:

                                                                  1999            1998
                                                                ---------       --------
                  Revenues:
                      Investment advisory services segment      $ 201,038        286,565
                      Broker/dealer services segment              392,284        536,133
                      Enviroq                                     397,184             --
                      Intersegment revenues                            --        (75,000)
                                                                ---------       --------
                                                                $ 990,506        747,698
                                                                =========       ========

                  Net (loss) income:
                      Investment advisory services segment      $   7,886         22,612
                      Broker/dealer services segment               25,417         13,900
                      Enviroq                                     (97,388)            --
                      Corporate                                  (104,859)            --
                                                                ---------       --------
                                                                $(168,944)        36,512
                                                                =========       ========


       The total assets for each of the reportable segments are summarized as follows as of March 31, 1999 and December 31, 1998. Non-segment assets consist primarily of other assets which are recorded at the parent company level.

                                                                  1999            1998
                                                                ----------      ---------
                  Assets:
                      Investment advisory services segment      $  215,179        231,272
                      Broker-dealer services segment               232,861        192,831
                      Enviroq                                    3,417,711      3,325,224
                      Corporate                                     17,170        654,772
                                                                ----------      ---------
                                                                $3,882,921      4,409,099
                                                                ==========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Intrepid Capital Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

Liquidity and Capital Resources

         The Company's current assets consist generally of cash, money market funds and trading securities, which represents an investment in Intrepid Capital, L.P. The Company has financed its growth in operations with funds generated from stockholder capital and long-term loans. The Company's management believes that existing capital and funds generated from operations will provide the Company with sufficient resources to meet present cash and capital needs.

         Subsequent to March 31, 1999, the Company sold its unimproved land, approximately 10.6 acres of real estate in Jacksonville, Florida. Proceeds in cash, in the amount of $1,808,812, were received on April 8, 1999.

         For the three months ended March 31, 1999, net cash used in operating activities was $674,799, primarily due to an increase in accounts receivable and a substantial decrease in accounts payable. Net cash used in financing activities was $42,976 due to principal payments on notes payable and the purchase of 1,000 shares of treasury stock. Presently, the Company does not anticipate significant capital expenditures that would require additional capital resources.

         The Company, through its subsidiary CRC, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At March 31, 1999, CRC's regulatory net capital was $115,314, $65,314 in excess of its minimum net capital requirement of $50,000.

Results of Operations

         Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

         Total revenues were $990,506 for the three months ended March 31, 1999, compared to $747,698 for the three months ended March 31, 1998, representing a 32.5% increase.

         Commissions decreased $144,423, or 27.2%, to $385,930. Commissions represent revenue earned from securities transactions through CRC. A correspondent firm moved to a different clearing firm in March 1998, resulting in decreased transaction volumes and revenues for the three months ended March 31, 1999.

         Asset management fees increased $62,125, or 38.1%, to $225,015. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of Assets Under Management ("AUM"). AUM was $89.3 million at March 31, 1999, compared to $68.5 million at March 31, 1998. The increase in asset management fees for the three months ended March 31, 1999 relate directly to the net increase in AUM through investment performance, the addition of new client accounts and the elimination of external portfolio managers.

         Outside manager income decreased $8,337, or 100.0%. Outside manager income represents revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of the accounts. All outside manager income has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Unrealized gain (losses) on investment decreased $63,687, or 165.2%, to ($25,137) due to a decrease in the performance of the Company's investment in Intrepid Capital, L.P.

         Resinous material sales of $396,846 are attributable to the acquisition of Enviroq in December 1998.

         Total expenses were $1,159,450 for the three months ended March 31, 1999, compared to $711,186 for the three months ended March 31, 1998, representing a 63.0% increase.

         Salaries and employee benefits increased $91,774, or 22.2%, to $505,432. The increases are due to the addition of new employees, annual increases in salaries and the acquisition of Enviroq in December 1998. During the three months ended March 31, 1999, the Company hired one new employee and added a full quarter of Enviroq's salaries and benefits.

         Brokerage and clearing expenses decreased $57,598, or 32.8%, to $118,169. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by CRC. These costs, paid to the clearing broker-dealer, increase at a declining rate because of volume discounting. A correspondent firm moved to a different clearing firm in March 1998, resulting in decreased transaction volumes and expenses for the three months ended March 31, 1999.

         Cost of resinous material sales of $253,598 is attributable to the acquisition of Enviroq in December 1998.

         Outside manager expense decreased $8,337, or 100.0%. Outside manager expense directly offsets the outside manager income earned by ICM. All outside manager expense has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Advertising and marketing expenses increased $37,058, or 155.7%, to $60,861. The increase can be attributed to additional travel and marketing expenses ICM incurred to increase name recognition, enhance client relationships and the acquisition of Enviroq in December 1998.

         Professional and regulatory expenses increased $55,882, or 271.3%, to $76,479 due to an increase in outside professional fees for additional services required as a public entity.

         Other expenses increased $22,972, or 59.5%, to $61,594 due to an increase of general and administrative expenses and to the acquisition of Enviroq in December 1998.

Year 2000 Matters

         The Company is working to ensure that its operating and processing systems will, along with those of its service providers and vendors, continue to function when the Year 2000 ("Y2K") arrives. The Company has developed and implemented a comprehensive plan to prepare its computer systems and applications for Y2K, as well as to identify and address any other Y2K operational issues which may affect operations.

         Due to the potential impact of Y2K on the financial services industry, the SEC, the NASD and other regulatory and self-regulatory securities organizations have monitored and required reports from their members concerning Y2K and encouraged planning for system wide function tests. Y2K problems arise because of concern that widely distributed information technology systems and imbedded microprocessors date recognition and processing functions which designate and recognize a year by the year's last two digits will not be able to distinguish a year in the twenty-first century from one in the twentieth century.

         Management has determined that Y2K will not pose significant operational problems for its internal computer systems. Management believes the internal modification and upgrade costs associated with The Company's operations will not be material and will be expensed as incurred. Mission critical systems, as well as third party vendors, have been identified and testing for Y2K readiness is on schedule to be completed by June 30, 1999.

         Due to the enormous task facing the securities industry and the interdependent nature of securities transactions, there can be no assurances with respect to Y2K's impact on the Company. Disruptions in the economy generally and in the United States investment markets as a result of Y2K could materially adversely affect the Company and its subsidiaries. Specifically, unexpected volatilities within and possible suspension of trading in the securities industry generally could adversely impact the Company's revenues and its ability to do business because a significant portion of the Company's revenues are based solely upon its ability to make investments and securities trades for its customers and the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

         Management believes that it has an effective program in place to manage any contingencies arising out of Y2K. This contingency plan involves, among other actions, manual workarounds and adjusting staffing strategies.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    --------

         Exhibit No.                Description
         -----------                -----------
         27                         Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K:

         On April 16, 1999 the Company filed a Current Report on Form 8-K reporting the disposition of the Company's unimproved land.

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

                                      INTREPID CAPITAL CORPORATION

                                      By: /s/ Forrest Travis
                                         ---------------------------------
                                          Forrest Travis, President and
                                          Chief Executive Officer

                                      Dated:  May 14, 1999

                                      By: /s/ Brian S. Dickens
                                          ---------------------------------
                                          Brian S. Dickens, Chief Financial
                                          Officer (Principal Accounting Officer)

                                      Dated:  May 14, 1999

                                  EXHIBIT INDEX

Exhibit No.                                      Description of Exhibit
-----------                                      ----------------------
27                                               Financial Data Schedule (for SEC use only)