Form 10QSB
period 1999-06-30
INTREPID CAPITAL CORP
filed 1999-08-12
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES [ X ]        NO [   ]

         As of July 31, 1999, there were 2,214,525 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

         Transitional Small Business Disclosure Format (check one):
Yes [   ]    No [ X ]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999




                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

     Consolidated  Balance Sheets of Intrepid Capital Corporation and Subsidiaries as
     of June 30, 1999 and December 31, 1998......................................................     3

     Consolidated  Statements  of  Operations  of Intrepid  Capital  Corporation  and
     Subsidiaries  for the Three and Six Month  Periods  Ended June 30,  1999 and the
     Combined  Statements  of  Operations of Intrepid  Capital  Management,  Inc. and
     Capital Research  Corporation for the Three and Six Month Periods Ended June 30,
     1998........................................................................................     4

     Consolidated  Statement  of Cash  Flows  of  Intrepid  Capital  Corporation  and
     Subsidiaries  for the Six Months Ended June 30, 1999 and the Combined  Statement
     of Cash  Flows  of  Intrepid  Capital  Management,  Inc.  and  Capital  Research
     Corporation for the Six Months Ended June 30, 1998..........................................     5

     Notes to Consolidated and Combined Financial Statements.....................................     6-9


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     Liquidity and Capital Resources.............................................................     10

     Results of Operations.......................................................................     10-13

     Year 2000 Matters...........................................................................     13-14



                           PART II - OTHER INFORMATION

ITEMS 1 AND ITEM 6         OTHER INFORMATION

     Other Information...........................................................................     15

SIGNATURES.......................................................................................     16

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (unaudited)

          ASSETS                                                         1999              1998
                                                                      ----------        ---------
Current assets:
    Cash and cash equivalents                                         $  510,680          928,186
    Investments, at fair value                                         2,121,561          144,574
    Accounts receivable                                                  298,118          195,018
    Inventories                                                          103,122          140,288
    Prepaid and other assets                                              50,113           14,243
                                                                      ----------        ---------
          Total current assets                                         3,083,594        1,422,309

Land                                                                          --        1,800,000
Property, plant, and equipment, net of accumulated
    depreciation of $111,012 in 1999 and $85,579
    in 1998                                                              146,113          140,049
Goodwill, less accumulated amortization of $35,845
    in 1999 and $2,703 in 1998                                           979,731          970,274
Other assets                                                              68,287           76,467
                                                                      ----------        ---------
          Total assets                                                $4,277,725        4,409,099
                                                                      ==========        =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                  $  182,227          696,757
    Accrued expenses                                                     159,236          271,803
    Margin loan                                                          836,622               --
    Current portion of notes payable                                          --          212,933
    Income taxes payable                                                 560,634               --
    Other                                                                102,906          150,754
                                                                      ----------        ---------
          Total current liabilities                                    1,841,625        1,332,247

Notes payable, less current portion                                           --           32,816
Deferred tax liability                                                        --          560,634
                                                                      ----------        ---------
          Total liabilities                                            1,841,625        1,925,697
                                                                      ----------        ---------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;          22,155           22,155
       issued  2,215,525 shares at June 30, 1999
       and December 31, 1998
    Treasury stock at cost, 1,000 shares at June 30, 1999                 (3,669)              --
    Additional paid-in capital                                         2,481,320        2,481,320
    Accumulated deficit                                                  (63,706)         (20,073)
                                                                      ----------        ---------
          Total stockholders' equity                                   2,436,100        2,483,402
                                                                      ----------        ---------

                                                                      $4,277,725        4,409,099
                                                                      ==========        =========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 Three and Six month periods ended June 30, 1999
                                   (unaudited)

                        INTREPID CAPITAL MANAGEMENT, INC.
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statements of Operations
                Three and Six month periods ended June 30, 1998
                                   (unaudited)

                                                                      THREE MONTHS                    SIX MONTHS
                                                                      ENDED JUNE 30                  ENDED JUNE 30
                                                                   1999           1998            1999            1998
                                                                ----------      ---------      ----------       ---------
Revenues:
      Commissions                                               $  447,180        396,587         833,110         926,940
      Asset management fees                                        209,025        185,775         434,040         348,665
      Outside manager income                                            --          7,312              --          15,649
      Unrealized gains on investments                               65,736         19,299          40,599          57,849
      Resinous material sales                                      732,281             --       1,129,127              --
      Other                                                         34,300         15,934          42,152          23,502
                                                                ----------      ---------      ----------       ---------
                         Total revenues                          1,488,522        624,907       2,479,028       1,372,605
                                                                ----------      ---------      ----------       ---------

Expenses:
      Salaries and employee benefits                               602,441        330,842       1,107,873         744,500
      Brokerage and clearing                                       123,628        152,697         241,797         328,464
      Cost of resinous material sales                              299,871             --         553,469              --
      Outside manager expense                                           --          7,312              --          15,649
      Advertising and marketing                                     81,383         10,579         142,244          34,382
      Professional and regulatory fees                              82,445         19,091         158,924          39,688
      Occupancy and maintenance                                     48,837         19,458          91,965          38,508
      Depreciation and amortization                                 23,237          6,608          58,575          13,154
      Interest expense                                               8,739          6,881          13,590          11,692
      Other                                                         92,630         20,591         154,224          59,208
                                                                ----------      ---------      ----------       ---------
                         Total expenses                          1,363,211        574,059       2,522,661       1,285,245
                                                                ----------      ---------      ----------       ---------

                         Income (loss) before income taxes         125,311         50,848         (43,633)         87,360

Income tax expense                                                      --             --              --              --
                                                                ----------      ---------      ----------       ---------

                         Net income (loss)                      $  125,311         50,848         (43,633)         87,360
                                                                ==========      =========      ==========       =========

Basic net income (loss) per share                               $     0.06           0.04           (0.02)           0.07
                                                                ==========      =========      ==========       =========

Diluted net income (loss) per share                             $     0.05           0.04           (0.02)           0.07
                                                                ==========      =========      ==========       =========

Basic weighted average shares outstanding                        2,214,525      1,206,148       2,214,647       1,206,148
                                                                ==========      =========      ==========       =========

Diluted weighted average shares outstanding                      2,315,561      1,206,148       2,214,647       1,206,148
                                                                ==========      =========      ==========       =========


See accompanying notes to consolidated and combined financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                         Six months ended June 30, 1999
                                   (unaudited)

                        INTREPID CAPITAL MANAGEMENT, INC.
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statement of Cash Flows
                           Six months ended June, 1998
                                  (unaudited)

                                                                                 1999           1998
                                                                             -----------       --------
Cash flows from operating activities:
    Net (loss) income                                                        $   (43,633)        87,360
    Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                              58,575         13,154
       Purchase of investments, net of sales                                  (1,099,766)       (20,000)
       Distributions from investments                                                 --         33,225
       Unrealized gains on investments                                           (40,599)       (57,849)
       Change in assets and liabilities:
          Accounts receivable                                                   (103,100)       (27,137)
          Distributions receivable                                                    --        119,560
          Inventories                                                             37,166             --
          Prepaid and other assets                                               (27,690)           189
          Accounts payable and accrued expenses                                 (669,696)       (41,460)
          Other liabilities                                                      (47,848)         6,221
                                                                             -----------       --------
             Net cash (used in) provided by operating activities              (1,936,591)       113,263
                                                                             -----------       --------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                   (31,497)       (29,515)
    Proceeds from sale of land                                                 1,800,000             --
                                                                             -----------       --------
             Net cash provided by (used in) investing activities               1,768,503        (29,515)
                                                                             -----------       --------

Cash flows from financing activities:
    Principal payments on notes payable                                         (245,749)       (26,698)
    Distributions                                                                     --       (104,319)
    Purchase of treasury stock                                                    (3,669)            --
                                                                             -----------       --------
             Net cash used in financing activities                              (249,418)      (131,017)
                                                                             -----------       --------
             Net decrease in cash and cash equivalents                          (417,506)       (47,269)

Cash and cash equivalents at beginning of period                                 928,186        182,343
                                                                             -----------       --------

Cash and cash equivalents at end of period                                   $   510,680        135,074
                                                                             ===========       ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $    13,590         11,692
                                                                             ===========       ========

Supplemental disclosure of non-cash transactions:
    Investments purchased with margin loan                                       836,622             --
    Distribution to stockholders through the assumption of note payable      $        --        169,625
                                                                             ===========       ========


See accompanying notes to consolidated and combined financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                                  June 30, 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

              Intrepid Capital Corporation (the "Company") was formed on April 3, 1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998 as part of a simultaneous merger and reorganization ("the Merger and Reorganization"), the Company acquired all of the outstanding shares of the capital stock of Enviroq Corporation ("Enviroq"), Intrepid Capital Management, Inc. ("ICM") and Capital Research Corporation ("CRC") through a series of stock-for-stock and stock-for-cash exchanges with the former shareholders of each entity. The Company is located in Jacksonville, Florida and conducts its business through its three wholly-owned subsidiaries.

              ICM provides investment consulting and investment management services to individuals and corporations. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

              CRC is a registered broker/dealer with the Securities and Exchange Commission (the "SEC") and is a member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation (the "SIPC"). CRC is approved to conduct a general securities business on a fully-disclosed basis through a clearing broker/dealer that carries all accounts and prepares and maintains all books and records for CRC's customers.

              Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary of which Enviroq has voting control. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials.

              The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 14, 1999. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals and other adjustments, necessary for fair presentation of the unaudited information. The results of operations for three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year.

       (B)    PRINCIPLES OF CONSOLIDATION

              In accordance with purchase accounting, in which ICM and CRC were deemed to be the acquiring entities in the Merger and Reorganization, the accounts of Enviroq have been included since December 16, 1998 (the date of the consummation of the Merger and Reorganization).

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                                  June 30, 1999

              The accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998 include the accounts of the Company and its subsidiaries, ICM, CRC and Enviroq.

              The 1998 combined statements of operations and cash flows include the accounts of ICM and CRC on a combined basis through June 30, 1998.

              All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary because of its accumulated deficit position.

        (C)   EARNINGS PER SHARE

              The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This statement governs the computation, presentation and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock.

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants, when dilutive, are included as share equivalents. Diluted EPS for the three months ended June 30, 1999 assumes warrants to purchase 150,000 shares of common stock have been exercised using the treasury stock method. For the six months ended June 30, 1999 and the three and six month periods ended June 30, 1998, the Company had no dilutive common stock equivalents.

              The weighted average shares outstanding for the period ended June 30, 1998 represent the shares issued to ICM and CRC as part of the Merger and Reorganization as if such shares had been outstanding since January 1, 1998.

       (D)    COMPREHENSIVE INCOME

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements and requires that companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the periods ended June 30, 1999 and 1998.

(2)    RELATED PARTY TRANSACTION

              The Company performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which the Company is general partner and a 2.58% equity interest owner. For the six months ended June 30, 1999 and 1998, the Company received $30,942 and $34,083, respectively, for such services.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                                  June 30, 1999


(3)    SEGMENTS

             During 1999 and 1998, the Company, ICM and CRC operated in two principal segments, investment advisory services and broker/dealer services. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net income for each of the reportable segments are summarized as follows for the six months ended June 30, 1999 and 1998:

                                                   1999              1998
                                                ----------        ----------
Revenues:
      Investment advisory services segment      $  420,483           537,540
      Broker/dealer services segment               848,299           947,065
      Enviroq                                    1,141,942                 0
      Corporate                                     68,304                 0
      Intersegment revenues                              0          (112,000)
                                                ----------        ----------
                                                $2,479,028         1,372,605
                                                ==========        ==========

Net income (loss):
      Investment advisory services segment      $  (64,828)           66,166
      Broker/dealer services segment                80,617            21,194
      Enviroq                                      137,442                 0
      Corporate                                   (196,864)                0
                                                ----------        ----------
                                                $  (43,633)           87,360
                                                ==========        ==========

             The total assets for each of the reportable segments are summarized as follows as of June 30, 1999 and December 31, 1998. Non-segment assets consist primarily of cash, investments and other assets which are recorded at the parent company level.

                                                 1999            1998
                                              ----------      ---------

Assets:
    Investment advisory services segment      $  287,622        231,272
    Broker/dealer services segment               247,262        192,831
    Enviroq                                    1,653,908      3,325,224
    Corporate                                  2,088,933        659,772
                                              ----------      ---------
                                              $4,277,725      4,409,099
                                              ----------      ---------

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                                  June 30, 1999


(4)      MARGIN LOAN

             The Company has an agreement with its primary broker, National Financial Services Corporation ("NFSC"), to purchase investments in securities through the use of a margin loan. Advances on the margin loan, which amounted to $836,622 at June 30, 1999, are secured by the underlying investments. The interest rate at June 30, 1999 was 6.50%.

(5)    SUBSEQUENT EVENTS

             On August 4, 1999, the Company acquired all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc., ("Ewing"), a Jacksonville, Florida based provider of securities brokerage and investment banking services. The Company acquired the Ewing capital stock in exchange for cash of $950,000 and three promissory notes in the principal amount of $350,000. The Company financed the cash with funds borrowed from a bank. The acquisition will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Intrepid Capital Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.


Liquidity and Capital Resources

         The Company's current assets consist generally of cash, money market funds and trading securities. Trading securities represent a significant portfolio of individual securities and an investment in Intrepid Capital, L.P. The Company has financed its growth in operations with funds generated from stockholder capital and long-term loans. The Company's management believes that existing capital and funds generated from operations will provide the Company with sufficient resources to meet present cash and capital needs.

         For the six months ended June 30, 1999, net cash used in operating activities was $1,936,591, primarily attributable to the purchase of investments and a decrease in accounts payable and accrued expenses. Net cash provided by investing activities was $1,768,503 primarily due to the sale of approximately
10.6 acres of unimproved land in Jacksonville, Florida, which resulted in proceeds of approximately $1,800,000. Net cash used in financing activities was $249,418 primarily due to the repayment of corporate debt.

         Subsequent to the three months ended June 30, 1999, the Company acquired all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc., ("Ewing"), a Jacksonville, Florida based provider of securities brokerage and investment banking services. The Company acquired the Ewing capital stock in exchange for cash of $950,000 and three promissory notes in the principal amount of $350,000. The Company financed the cash with funds borrowed from a bank. The acquisition will be accounted for under the purchase method of accounting.

         The Company, through its subsidiary CRC, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At June 30, 1999, CRC's regulatory net capital was $171,468, which is $121,468 in excess of its minimum net capital requirement of $50,000.


Results of Operations

             Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

         Total revenues were $1,488,522 for the three months ended June 30, 1999, compared to $624,907 for the three months ended June 30, 1998, representing a 138.2% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Commissions increased $50,593, or 12.8%, to $447,180. Commissions represent revenue earned from securities transactions through CRC. The increase represents primarily increased transaction volume.

         Asset management fees increased $23,250, or 12.5%, to $209,025. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $89.3 million at March 31, 1999, compared to $68.5 million at March 31, 1998. The increase in asset management fees for the three months ended June 30, 1999 relates directly to the net increase in AUM through investment performance, the addition of new client accounts and the elimination of external portfolio managers. AUM was $101.4 million at June 30, 1999, compared to $111.0 million at June 30, 1998.

         Outside manager income decreased $7,312, or 100.0%. Outside manager income represents revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of customer accounts. All outside manager income has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Unrealized gains on investment increased $46,437, or 240.6%, to $65,736 due to an increase in the performance of the Company's investment in trading securities and Intrepid Capital, L.P.

         Resinous material sales of $732,281 are attributable to the acquisition of Enviroq in December 1998.

         Total expenses were $1,363,211 for the three months ended June 30, 1999, compared to $574,059 for the three months ended June 30, 1998, representing a 137.5% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Salaries and employee benefits increased $271,599, or 82.1%, to $602,441. The increases are due to the addition of new employees, annual increases in salaries and the acquisition of Enviroq in December 1998. During the three months ended June 30, 1999, the Company hired two new employees and added a full quarter of Enviroq's salaries and benefits.

         Brokerage and clearing expenses decreased $29,069, or 19.0%, to $123,628. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by CRC. These costs, paid to the clearing broker-dealer, increase at a declining rate because of volume discounting. During the quarter ended March 31, 1999, The Company re-negotiated its clearing agreement resulting in reduced transactional costs and decreased brokerage and clearing expenses.

         Cost of resinous material sales of $299,871 is attributable to the acquisition of Enviroq in December 1998.

         Outside manager expense decreased $7,312, or 100.0%. Outside manager expense directly offsets the outside manager income earned by ICM. All outside manager expense has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Advertising and marketing expenses increased $70,804, or 669.3%, to $81,383. The increase can be attributed to additional advertising and marketing expenses ICM incurred to increase name recognition, produce marketing materials, enhance client relationships, and to the acquisition of Enviroq in December 1998.

         Professional and regulatory expenses increased $63,354, or 331.9%, to $82,445 due to an increase in outside professional fees for additional accounting, consulting, and legal services necessary to conduct business as a public entity.

         Other expenses increased $72,039, or 349.9%, to $92,630 due to an increase of general and administrative expenses and to the acquisition of Enviroq in December 1998.

         Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

         Total revenues were $2,479,028 for the six months ended June 30, 1999, compared to $1,372,605 for the six months ended June 30, 1998, representing an 80.6% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Commissions decreased $93,830, or 10.1%, to $833,110. Commissions represent revenue earned from securities transactions through CRC. A correspondent firm moved to a different clearing firm in March 1998, resulting in decreased transaction volumes and revenues for the six months ended June 30, 1999.

         Asset management fees increased $85,375, or 24.5%, to $434,040. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $101.0 million at December 31, 1998, compared to $66.0 million at December 31, 1997. The increase in asset management fees for the six months ended June 30, 1999 relates directly to the net increase in AUM through investment performance, the addition of new client accounts and the elimination of external portfolio managers.

         Outside manager income decreased $15,649, or 100.0%. Outside manager income represents revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of the accounts. All outside manager income has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Unrealized gains on investment decreased $17,250, or 29.8%, to $40,599 due to a decrease in the performance of the Company's investment in Intrepid Capital, L.P during the six months ended June 30, 1999.

         Resinous material sales of $1,129,127 are attributable to the acquisition of Enviroq in December 1998.

         Total expenses were $2,522,661 for the six months ended June 30, 1999, compared to $1,285,245 for the six months ended June 30, 1998, representing a 96.3% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Salaries and employee benefits increased $363,373, or 48.8%, to $1,107,873. The increases are due to the addition of new employees, annual increases in salaries and the acquisition of Enviroq in December 1998. During the six months ended June 30, 1999, the Company hired three new employees and added two full quarters of Enviroq's salaries and benefits.

         Brokerage and clearing expenses decreased $86,667, or 26.4%, to $241,797. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by CRC. These costs, paid to the clearing broker-dealer, increase at a declining rate because of volume discounting. During the quarter ended March 31, 1999, The Company re-negotiated its clearing agreement resulting in reduced transactional costs and decreased brokerage and clearing expenses.

         Cost of resinous material sales of $553,469 is attributable to the acquisition of Enviroq in December 1998.

         Outside manager expense decreased $15,649, or 100.0%. Outside manager expense directly offsets the outside manager income earned by ICM. All outside manager expense has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Advertising and marketing expenses increased $107,862, or 313.7%, to $142,244. The increase can be attributed to additional advertising and marketing expenses ICM incurred to increase name recognition, produce marketing materials, enhance client relationships, and to the acquisition of Enviroq in December 1998.

         Professional and regulatory expenses increased $119,236, or 300.4%, to $158,924 due to an increase in outside professional fees for additional accounting, consulting, and legal services necessary to conduct business as a public entity.

         Other expenses increased $95,016, or 160.5%, to $154,224 due to an increase of general and administrative expenses and to the acquisition of Enviroq in December 1998.

Year 2000 Matters

         The Company is working to ensure that its operating and processing systems will, along with those of its service providers and vendors, continue to function when the Year 2000 ("Y2K") arrives. The Company has developed and implemented a comprehensive plan to prepare its computer systems and applications for Y2K, as well as to identify and address any other Y2K operational issues that may affect operations.

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

         Management has determined that Y2K will not pose significant operational problems for its internal computer systems. Management believes the internal modification and upgrade costs associated with the Company's operations will not be material and will be expensed as incurred. Mission critical systems and third party vendors have been identified, and computer hardware and software have been upgraded or replaced as necessary.

         Due to the enormous task facing the securities industry and the interdependent nature of securities transactions, there can be no assurances with respect to Y2K's impact on the Company. Disruptions in the economy generally and in the United States investment markets as a result of Y2K could have a materially adverse affect on the Company and its subsidiaries. Specifically, unexpected volatilities within and possible suspension of trading in the securities industry could adversely impact the Company's revenues and its ability to do business because a significant portion of the Company's revenues are based upon its ability to make investments and securities trades for its customers and the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

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

         Exhibit No.                Description

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

                                    INTREPID CAPITAL CORPORATION


                                    By       /s/ Forrest Travis
                                      ------------------------------------------
                                        Forrest Travis, President and
                                        Chief Executive Officer

                                    Dated:  August 12, 1999

                                    By       /s/ Brian S. Dickens
                                      ------------------------------------------
                                        Brian S. Dickens, Chief Financial
                                        Officer (Principal Accounting Officer)

                                    Dated:  August 12, 1999

                                  EXHIBIT INDEX


Exhibit No.                     Description of Exhibit


27                              Financial Data Schedule (for SEC use only)