Form 10QSB
period 1999-09-30
INTREPID CAPITAL CORP
filed 1999-11-12
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

                 ----------------------------------------------


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES [X] NO [ ]



         As of October 31, 1999, there were 2,214,525 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


         Transitional Small Business Disclosure Format (check one):
                               Yes [ ]    No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                           PART I - FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS
     Consolidated Balance Sheets of Intrepid Capital Corporation and
     Subsidiaries as of September 30, 1999 and December 31, 1998......................     3

     Consolidated Statements of Operations of Intrepid Capital
     Corporation and Subsidiaries for the Three and Nine Month Periods
     Ended September 30, 1999 and the Combined Statements of Operations
     of Intrepid Capital Management, Inc. and Capital Research
     Corporation for the Three and Nine Month Periods Ended September 30,
     1998.............................................................................     4

     Consolidated Statement of Cash Flows of Intrepid Capital Corporation
     and Subsidiaries for the Nine Months Ended September 30, 1999 and
     the Combined Statement of Cash Flows of Intrepid Capital Management,
     Inc. and Capital Research Corporation for the Nine Months Ended
     September 30, 1998...............................................................     5

     Notes to Consolidated and Combined Financial Statements..........................     6-10

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     Acquisition......................................................................     11

     Liquidity and Capital Resources..................................................     11

     Results of Operations............................................................     11-14

     Year 2000 Matters................................................................     14-15


                           PART II - OTHER INFORMATION

ITEMS 1 AND ITEM 6      OTHER INFORMATION

     Other Information................................................................     16

SIGNATURES............................................................................     17

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                   (unaudited)

          ASSETS                                                       1999          1998
                                                                   -----------    ----------
Current assets:
    Cash and cash equivalents                                      $ 1,382,033       928,186
    Trading securities, at fair value                                  711,972       144,574
    Accounts receivable                                                221,423       195,018
    Inventories                                                         99,416       140,288
    Prepaid and other assets                                           125,643        14,243
                                                                   -----------    ----------
          Total current assets                                       2,540,487     1,422,309

Land                                                                         -     1,800,000
Property, plant, and equipment, net of accumulated
    depreciation of $126,247 in 1999 and $85,579
    in 1998                                                            200,984       140,049
Goodwill, less accumulated amortization of $53,394
    in 1999 and $2,703 in 1998                                       1,030,352       970,274
Other assets                                                            63,078        76,467
                                                                   -----------    ----------
          Total assets                                             $ 3,834,901     4,409,099
                                                                   ===========    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $    93,867       696,757
    Accrued expenses                                                   341,655       271,803
    Securities sold, but not yet purchased                              16,671             -
    Current portion of notes payable                                         -       212,933
    Income taxes payable                                                48,154             -
    Other                                                              136,816       150,754
                                                                   -----------    ----------
          Total current liabilities                                    637,163     1,332,247

Notes payable, less current portion                                  1,050,000        32,816
Deferred tax liability                                                       -       560,634
                                                                   -----------    ----------
          Total liabilities                                          1,687,163     1,925,697
                                                                   -----------    ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,215,525 shares at September 30, 1999
       and December 31, 1998                                            22,155        22,155
    Treasury stock at cost, 1,000 shares at September 30, 1999          (3,669)            -
    Additional paid-in capital                                       2,481,320     2,481,320
    Accumulated deficit                                               (352,068)      (20,073)
                                                                   -----------    ----------
          Total stockholders' equity                                 2,147,738     2,483,402
                                                                   -----------    ----------

                                                                   $ 3,834,901     4,409,099
                                                                   ===========    ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
              Three and Nine month periods ended September 30, 1999
                                   (unaudited)

                        INTREPID CAPITAL MANAGEMENT, INC.
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statements of Operations
             Three and Nine month periods ended September 30, 1998
                                   (unaudited)



                                                                 THREE MONTHS                      NINE MONTHS
                                                               ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                                              1999            1998             1999           1998
                                                         -----------       ---------        ---------       ---------
Revenues:
      Commissions                                        $   392,507         413,433        1,225,617       1,340,373
      Asset management fees                                  228,279         228,534          662,319         577,199
      Investment banking revenues                             82,506               -           82,506               -
      Outside manager income                                       -           7,122                -          22,771
      Net trading (losses) profits                          (138,302)        (20,090)         (97,703)         37,759
      Resinous material sales                                302,921               -        1,432,048               -
      Other                                                   41,012           9,889           83,164          33,391
                                                          ----------       ---------        ---------       ---------
                         Total revenues                      908,923         638,888        3,387,951       2,011,493
                                                          ----------       ---------        ---------       ---------

Expenses:
      Salaries and employee benefits                         738,883         383,566        1,846,756       1,128,066
      Brokerage and clearing                                 131,108         136,138          372,905         464,602
      Cost of resinous material sales                        154,717               -          708,186               -
      Outside manager expense                                      -           7,122                -          22,771
      Advertising and marketing                               60,891          19,145          203,135          53,527
      Professional and regulatory fees                        80,609          13,006          239,533          52,694
      Occupancy and maintenance                               65,101          27,252          157,066          65,760
      Depreciation and amortization                           32,784           6,694           91,359          19,848
      Interest expense                                        17,641           6,512           31,231          18,204
      Other                                                  115,854          34,969          270,079          94,177
                                                          ----------       ---------        ---------       ---------
                         Total expenses                    1,397,588         634,404        3,920,250       1,919,649
                                                          ----------       ---------        ---------       ---------

                         (Loss) income before income taxes  (488,665)          4,484         (532,299)         91,844

Income tax benefit                                           183,885               -          200,304               -
                                                         -----------       ---------        ---------       ---------

                         Net (loss) income               $  (304,780)          4,484         (331,995)         91,844
                                                         ===========       =========        =========       =========
Basic net (loss) income per share                        $     (0.14)           0.00            (0.15)           0.08
                                                         ===========       =========        =========       =========
Diluted net (loss) income per share                      $     (0.14)           0.00            (0.15)           0.08
                                                         ===========       =========        =========       =========
Basic weighted average shares outstanding                  2,214,525       1,206,148        2,214,606       1,206,148
                                                         ===========       =========        =========       =========
Diluted weighted average shares outstanding                2,214,525       1,206,148        2,214,606       1,206,148
                                                         ===========       =========        =========       =========


See accompanying notes to consolidated and combined financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                      Nine months ended September 30, 1999
                                  (unaudited)

                       INTREPID CAPITAL MANAGEMENT, INC.
                        AND CAPITAL RESEARCH CORPORATION
                        Combined Statement of Cash Flows
                      Nine months ended September 30, 1998
                                  (unaudited)


                                                                              1999         1998
                                                                          -----------    --------
Cash flows from operating activities:
    Net (loss) income                                                     $  (331,995)     91,844
    Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                           91,359      19,848
       Purchase of investments, net of sales                                 (128,087)    (30,000)
       Realized and unrealized gains (losses) on investments                   97,703     (37,759)
       Deferred tax benefit                                                  (560,634)          -
       Distributions from investments                                               -      33,225
       Change in assets and liabilities:
          Accounts receivable                                                 (26,405)    (28,397)
          Distributions receivable                                                  -     119,560
          Inventories                                                          40,872           -
          Prepaid and other assets                                            (90,625)        421
          Accounts payable and accrued expenses                              (951,364)     (4,293)
          Income taxes payable                                                 48,154           -
          Other liabilities                                                   (13,938)    (22,218)
                                                                          -----------    --------
             Net cash (used in) provided by operating activities           (1,824,960)    142,231
                                                                          -----------    --------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                (58,983)    (29,515)
    Proceeds from sale of land                                              1,800,000           -
    Acquisition of Ewing, net of cash acquired                              1,087,208           -
                                                                          -----------    --------
             Net cash provided by (used in) investing activities            2,828,225     (29,515)
                                                                          -----------    --------

Cash flows from financing activities:
    Principal payments on notes payable                                      (545,749)    (42,802)
    Distributions                                                                   -    (104,319)
    Purchase of treasury stock                                                 (3,669)          -
                                                                          -----------    --------
             Net cash used in financing activities                           (549,418)   (147,121)
                                                                          -----------    --------
             Net increase (decrease) in cash and cash equivalents             453,847     (34,405)

Cash and cash equivalents at beginning of period                              928,186     182,343
                                                                          -----------    --------

Cash and cash equivalents at end of period                                $ 1,382,033     147,938
                                                                          ===========    ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                   31,231      18,205
    Cash paid during the period for income taxes                          $   312,176           -
                                                                          ===========    ========

Supplemental disclosure of non-cash transactions:
    Debt issued to finance acquisition of Ewing                             1,350,000           -
    Distribution to stockholders through the assumption of note payable   $         -     169,625
                                                                          ===========    ========

See accompanying notes to consolidated and combined financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                               September 30, 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

              Intrepid Capital Corporation (the "Company") was formed on April 3, 1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998 as part of a simultaneous merger and reorganization ("the Merger and Reorganization"), the Company acquired all of the outstanding shares of the capital stock of Enviroq Corporation ("Enviroq"), Intrepid Capital Management, Inc. ("ICM") and Capital Research Corporation ("CRC") through a series of stock-for-stock and stock-for-cash exchanges with the former shareholders of each entity. On August 4, 1999, the Company acquired all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc., ("Ewing") (see note 4). The Company is located in Jacksonville, Florida and conducts its business through its four wholly owned subsidiaries.

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

              Ewing is a holding company with its only active subsidiary, Allen
              C. Ewing & Co. ("ACE"), providing securities brokerage and investment banking services. ACE is a registered broker/dealer with the SEC and is a member of the NASD and the SIPC. ACE is approved to conduct a general securities business on a fully disclosed basis through a clearing broker/dealer that carries all accounts and prepares and maintains all books and records for ACE's customers. ACE is also involved in the underwriting and selling of debt and equity securities on behalf of investment banking clients.

              Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary of which Enviroq has voting control. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials.

              The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 14, 1999. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                               September 30, 1999

              necessary for fair presentation of the unaudited information. The results of operations for three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year.

       (B)    PRINCIPLES OF CONSOLIDATION

              In accordance with purchase accounting, in which ICM and CRC were deemed to be the acquiring entities in the Merger and Reorganization, the accounts of Enviroq have been included since December 16, 1998 (the date of the consummation of the Merger and Reorganization). The acquisition of Ewing has also been accounted for under the purchase method of accounting and the accounts of Ewing have been included since August 4, 1999 (the date of acquisition).

              The accompanying consolidated balance sheets as of September 30, 1999 and December 31, 1998 include the accounts of the Company and its subsidiaries, ICM, CRC, Ewing and Enviroq.

              The 1998 combined statements of operations and cash flows include the accounts of ICM and CRC on a combined basis through September 30, 1998.

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

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three and nine month periods ended September 30, 1999 and 1998, the Company had no dilutive common stock equivalents.

              The weighted average shares outstanding for the three and nine month periods ended September 30, 1998 represent the shares issued to ICM and CRC as part of the Merger and Reorganization as if such shares had been outstanding since January 1, 1998.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                               September 30, 1999

       (D)    COMPREHENSIVE INCOME

              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130), which is effective for fiscal years beginning after December 15, 1997. FAS 130 established standards for reporting total comprehensive income in financial statements and requires that companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1998. No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and nine month periods ended September 30, 1999 and 1998.

(2)    RELATED PARTY TRANSACTION

              The Company performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which the Company is general partner and a 3.14% equity interest owner as of September 30, 1999. For the nine months ended September 30, 1999 and 1998, the Company received $45,325 and $53,008, respectively, for such services.

(3)    NOTES PAYABLE

              The Company financed the purchase of Ewing by borrowing $1,000,000 from a bank and issuing $350,000 in subordinated convertible promissory notes to the former Ewing shareholders.

              The note payable to a bank has a LIBOR rate plus 1.5% with a maturity of August 4, 2005. The note requires a principal payment of $300,000 within the first 30 days, which was paid, interest only payments for the first twelve months and principal, and interest payments for the remaining sixty months.

              The three promissory notes payable to the former Ewing shareholders were issued at an interest rate of 8.0% with $150,000 maturing on December 31, 2001 and $200,000 maturing on December 31, 2003. The outstanding balances of the notes are convertible, at the option of the holders, to common shares of the Company at $4.00 per share anytime after August 4, 2000.

(4)    ACQUISITION

              On August 4, 1999, the Company consummated the acquisition of all the outstanding capital stock of Allen C. Ewing Financial Services, Inc., ("Ewing"), a Jacksonville, Florida based provider of securities brokerage and investment banking services. The Company acquired the Ewing capital stock in exchange for cash of $950,000 and three promissory notes in the principal amount of $350,000. The Company financed the cash with funds borrowed from a bank. The acquisition has been accounted for under the purchase method of accounting. Goodwill of $59,793 was recorded and is being amortized on a straight-line basis over 15 years.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                               September 30, 1999

              The operating results of Ewing are included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents the consolidated results of operations as if the Ewing acquisition had occurred on January 1, 1998. Such pro forma information includes adjustments to 1) increase interest expense to reflect the financing of the acquisition with the notes payable to a bank and the former Ewing shareholders, 2) amortize the goodwill incurred on a straight-line basis over 15 years, and 3) include income tax expense at a blended statutory rate of 37.63%. Pro forma revenues would have been $4,647,702 and $3,210,801 for the nine months ended September 30, 1999 and 1998, respectively. Pro forma net loss would have been $324,687 and $39,523 for the nine months ended September 30, 1999 and 1998, respectively. Pro forma basic and diluted net loss per share would have been $0.16 and $0.03 for the nine months ended September 30, 1999 and 1998, respectively. This data does not purport to be indicative of what would have occurred had the Ewing acquisition been made on January 1, 1998, or of results which may occur in the future.

(5)    SEGMENTS

              During 1998, the Company, ICM and CRC operated in two principal segments, investment advisory services and broker/dealer services. During 1999, since the acquisition of Ewing, the Company has operated in two principal segments, investment advisory services and broker/dealer services which includes investment banking revenues. The Company's two broker/dealer subsidiaries are managed as a single segment. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net income for each of the reportable segments are summarized as follows for the nine months ended September 30, 1999 and 1998:




                                                    1999           1998
                                               -----------      ----------
Revenues:
      Investment advisory services segment     $   623,175         800,225
      Broker/dealer services segment             1,487,386       1,368,268
      Enviroq                                    1,447,913               -
      Corporate                                   (170,523)              -
      Intersegment revenues                              0        (157,000)
                                               -----------      ----------
                                               $ 3,387,951       2,011,493
                                               ===========      ==========

Net income (loss):
      Investment advisory services segment     $  (194,309)         81,899
      Broker/dealer services segment               149,888           9,945
      Enviroq                                      111,342               -
      Corporate                                   (398,916)              -
                                               -----------      ----------
                                               $  (331,995)         91,844
                                               ===========      ==========

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated and Combined Financial Statements
                               September 30, 1999


              The total assets for each of the reportable segments are summarized as follows as of September 30, 1999 and December 31, 1998. Non-segment assets consist primarily of cash, investments and other assets which are recorded at the parent company level.


                                                 1999                1998
                                              ----------          ----------
Assets:
   Investment advisory services segment       $  270,211             231,272
   Broker/dealer services segment              1,606,697             192,831
   Enviroq                                     1,466,172           3,325,224
   Corporate                                     491,821             659,772
                                              ----------          ----------
                                              $3,834,901           4,409,099
                                              ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Intrepid Capital Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

Acquisition

         On August 4, 1999, the Company consummated the acquisition of all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc. ("Ewing"). The Company acquired the Ewing capital stock in exchange for cash of $950,000 and three promissory notes in the principal amount of $350,000. The Company financed the cash with funds borrowed from a bank. The acquisition has been accounted for under the purchase method of accounting.

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

         For the nine months ended September 30, 1999, net cash used in operating activities was $1,824,960, primarily attributable to payments on accounts payable and accrued expenses, cash paid for taxes and the net loss. Net cash provided by investing activities was $2,828,225 primarily due to the sale of approximately 10.6 acres of unimproved land in Jacksonville, Florida, which resulted in proceeds of approximately $1,800,000, and the acquisition of Ewing. Net cash used in financing activities was $549,418 primarily due to the repayment of corporate debt.

         The Company, through its subsidiaries CRC and ACE, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At September 30, 1999, CRC's regulatory net capital was $215,929, which is $165,929 in excess of its minimum net capital requirement of $50,000. At September 30, 1999, ACE's regulatory net capital was $879,447, which is $629,447 in excess of its minimum net capital requirement of $250,000.

Results of Operations

         Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

         Total revenues were $908,923 for the three months ended September 30, 1999, compared to $638,888 for the three months ended September 30, 1998, representing a 42.3% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998 and Ewing in August 1999.

         Commissions decreased $20,926, or 5.1%, to $392,507. Commissions represent revenue earned from securities transactions through CRC and ACE. The decrease primarily represents decreased transaction volume.

         Asset management fees decreased $255, or 0.1%, to $228,279. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $101.4 million at June 30, 1999, compared to $111.0 million at June 30, 1998. The decrease in asset management fees for the three months ended September 30, 1999 relates directly to the net decrease in AUM through investment performance, the net change in client assets and the elimination of external portfolio managers. AUM was $98.0 million at September 30, 1999, compared to $104.0 million at September 30, 1998.

         Outside manager income decreased $7,122, or 100.0%. Outside manager income represents revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of customer accounts. All outside manager income has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Net trading profits (losses) decreased $118,212, or 588.4%, to ($138,302). There were $33,623 of realized losses and $104,679 of unrealized losses in the Company's investment in trading securities and Intrepid Capital, L.P., primarily due to negative market conditions.

         Resinous material sales of $302,921 are attributable to the acquisition of Enviroq in December 1998.

         Other income increased $31,123, or 314.7%, to $41,012. The increase is primarily attributable to an increase in interest and dividends received from the cash balances and trading securities.

         Total expenses were $1,397,588 for the three months ended September 30, 1999, compared to $634,404 for the three months ended September 30, 1998, representing a 120.3% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Salaries and employee benefits increased $355,317, or 92.6%, to $738,883. The increases are due to the addition of new employees, annual increases in salaries and the acquisition of Enviroq in December 1998. During the three months ended September 30, 1999, a full quarter of Enviroq's salaries and benefits were included.

         Brokerage and clearing expenses decreased $5,030, or 3.7%, to $131,108. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by CRC. These costs, paid to the clearing broker/dealers, increase at a declining rate because of volume discounting. During the quarter ended March 31, 1999, The Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses.

         Cost of resinous material sales of $154,717 is attributable to the acquisition of Enviroq in December 1998.

         Outside manager expense decreased $7,122, or 100.0%. Outside manager expense directly offsets the outside manager income earned by ICM. All outside manager expense has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Advertising and marketing expenses increased $41,746, or 218.1%, to $60,891. The increase can be attributed to additional advertising and marketing expenses ICM incurred to increase name recognition, produce marketing materials and enhance client relationships, and to the acquisition of Enviroq in December 1998.

         Professional and regulatory expenses increased $67,603, or 519.8%, to $80,609 due to an increase in outside professional fees for additional accounting, consulting, and legal services necessary to conduct business as a public entity.

         Other expenses increased $80,885, or 231.3%, to $115,854 due to an increase of general and administrative expenses and to the acquisition of Enviroq and Ewing.

         Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

         Total revenues were $3,387,951 for the nine months ended September 30, 1999, compared to $2,011,493 for the nine months ended September 30, 1998, representing a 68.4% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Commissions decreased $114,756, or 8.6%, to $1,225,617. Commissions represent revenue earned from securities transactions through CRC. A correspondent firm moved to a different clearing firm in March 1998, resulting in decreased transaction volumes and revenues for the nine months ended September 30, 1999.

         Asset management fees increased $85,120, or 14.7%, to $662,319. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $101.0 million at December 31, 1998, compared to $66.0 million at December 31, 1997. The increase in asset management fees for the nine months ended September 30, 1999 relates directly to the net increase in AUM through investment performance, the net change in client assets and the elimination of external portfolio managers.

         Outside manager income decreased $22,771, or 100.0%. Outside manager income represents revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of the accounts. All outside manager income has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Net trading profits (losses) decreased $135,462, or 358.8%, to ($97,703). There were $33,623 of realized losses and $64,080 of unrealized losses in the Company's investment in trading securities and Intrepid Capital, L.P., primarily due to negative market conditions.

         Resinous material sales of $1,432,048 are attributable to the acquisition of Enviroq in December 1998.

         Other income increased $49,773, or 149.1%, to $83,164. The increase is primarily attributable to an increase in interest and dividends received from the cash balances and trading securities.

         Total expenses were $3,920,249 for the nine months ended September 30, 1999, compared to $1,919,649 for the nine months ended September 30, 1998, representing a 104.2% increase. The increase is primarily attributable to the acquisition of Enviroq in December 1998.

         Salaries and employee benefits increased $718,690, or 63.7%, to $1,846,756. The increases are due to the addition of new employees, annual increases in salaries and the acquisition of Enviroq in December 1998. During the nine months ended September 30, 1999, the Company hired three new employees and added three full quarters of Enviroq's salaries and benefits.

         Brokerage and clearing expenses decreased $91,697, or 19.7%, to $372,905. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by CRC and ACE. These costs, paid to the clearing broker/dealers, increase at a declining rate because of volume discounting. During the quarter ended March 31, 1999, the Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses.

         Cost of resinous material sales of $708,186 is attributable to the acquisition of Enviroq in December 1998.

         Outside manager expense decreased $22,771, or 100.0%. Outside manager expense directly offsets the outside manager income earned by ICM. All outside manager expense has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Advertising and marketing expenses increased $149,608, or 279.5%, to $203,135. The increase can be attributed to additional advertising and marketing expenses ICM incurred to increase name recognition, produce marketing materials and enhance client relationships, and to the acquisition of Enviroq in December 1998.

         Professional and regulatory expenses increased $186,829, or 354.6%, to $239,533 due to an increase in outside professional fees for additional accounting, consulting, and legal services necessary to conduct business as a public entity.

         Other expenses increased $175,901, or 186.8%, to $270,078 due to an increase of general and administrative expenses and to the acquisition of Enviroq and Ewing.


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

         Due to the enormous task facing the securities industry and the interdependent nature of securities transactions, there can be no assurances with respect to Y2K's impact on the Company. Disruptions in the economy generally and in the United States investment markets as a result of Y2K could have a materially adverse effect on the Company and its subsidiaries. Specifically, unexpected volatilities within and possible suspension of trading in the securities industry could adversely impact the Company's revenues and its ability to do business because a significant portion of the Company's revenues are based upon its ability to make investments and securities trades for its customers and the net asset value of funds under management. The amount of potential lost revenue cannot be reasonably estimated at this time.

         Management believes that it has an effective program in place to manage any contingencies arising out of Y2K. This contingency plan involves, among other actions, manual workarounds and adjusting staffing strategies.

         The Company's subsidiaries that are registered with the SEC as investment advisors or broker/dealers are required to disclose their Y2K readiness in Forms ADV-Y2K or BD-Y2K which have been filed with the SEC and made available to clients.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:
    ---------

      Exhibit No.       Description
      -----------       -----------

      27                Financial Data Schedule (for SEC use only)


(b)   Reports on Form 8-K:


      On August 18, 1999, the Company filed a Current Report on Form 8-K reporting the acquisition of all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc. An amendment to such Current Report was filed on October 18, 1999 to amend Item 7 of such Current Report and to attach the financial statements required by Item 7 of Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTREPID CAPITAL CORPORATION


                                   By       /s/ Forrest Travis
                                     --------------------------------------
                                       Forrest Travis, President and
                                       Chief Executive Officer

                                   Dated:  November 12, 1999


                                   By       /s/ Michael J. Wallace
                                     --------------------------------------
                                       Michael J. Wallace, Principal
                                       Accounting Officer

                                   Dated:  November 12, 1999

                                  EXHIBIT INDEX


Exhibit No.                           Description of Exhibit
-----------                           ----------------------


27                                    Financial Data Schedule (for SEC use only)