Form 10KSB40
period 1999-12-31
INTREPID CAPITAL CORP
filed 2000-03-28
CIK 1072888

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB
                                      (Mark One)

     [X]    Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                          OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

                           Commission file number 333-66859

                             INTREPID CAPITAL CORPORATION
                (Exact name of Registrant as specified in its Charter)

                  DELAWARE                            59-3546446
          (State of Incorporation)      (I.R.S. Employer Identification No.)

3652 SOUTH THIRD STREET, SUITE 200, JACKSONVILLE BEACH, FLORIDA       32250
    (Address of principal executive offices)                        (Zip Code)

                                    (904) 246-3433
                           (Registrant's telephone number)

   50 NORTH LAURA STREET, SUITE 3550, JACKSONVILLE, FLORIDA        32202
 (Former address of principal executive offices)                 (Zip Code)

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

                                YES [X]  NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1999 were $4,492,487.

         As of February 29, 2000, there were 2,214,525 shares of Common Stock outstanding and 1,000 shares of Common Stock issued and held in treasury. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 29, 2000, as based on the average closing bid and ask prices, was approximately $1,406,351.

         Transitional Small Business Disclosure Format (check one):e
                               Yes  [ ]  No  [X]

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

         Effective August 1, 1999, ICAP acquired all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc, a Florida corporation ("ACEFS"). Primarily all of ACEFS's operations were conducted through its wholly owned subsidiary Allen C. Ewing & Co. ("ACE"). Concurrent with the acquisition, ICAP contributed the assets and liabilities of ACEFS to CRC. Subsequent to this acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name of Allen C. Ewing & Co. ACEFS was dissolved on December 30, 1999 and CRC was fully merged with and into ACE on December 31, 1999.

         In the future, ICAP intends to acquire and operate firms that provide investment advisory, brokerage, investment banking and other financial services. ICAP intends to continue to expand through the growth of its present affiliates and through the acquisition of additional firms in the future. Currently, the principal business of ICAP is the operation of its wholly owned subsidiaries, ICM, ACE and Enviroq.

ICM

         ICM is an investment management company and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), operating with clients in several states primarily in the southeast United States. ICM's investment strategy is to capitalize on growth opportunities for investment management services in the institutional, for-profit corporate, non-profit corporate and private client markets. ICM is responsible for developing and implementing its own investment philosophy, business plans and management fees. ICM seeks to grow by expanding the capabilities of its investment management services, increasing and focusing its marketing efforts and selectively expanding its distribution channels. ICM's principal offices are located at 3652 South Third Street, Suite 200, Jacksonville Beach, Florida 32250. As of December 31, 1999, ICM had $92.5 million of assets under management for its clients and for fiscal year ended December 31, 1999, no single client of ICM provided more than 20% of ICM's revenues.

         ICM manages assets across a diverse range of investment styles, asset classes and client types, with significant participation in both the debt and equity markets. For the fiscal year ended December 31, 1999, investments in debt represented 55% of ICM's funds invested and investments in equity securities represented 45% of ICM's funds invested.

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

ACE

         ACE is a registered broker-dealer and a member of the NASD and SIPC. ACE provides full-service securities brokerage and investment banking which primarily includes advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. ACE also operates a general securities business to registered investment advisers, including ICM, on a fully disclosed basis through National Financial Services Corporation ("NFSC") and Deutsche Banc Alex. Brown ("DBAB"). ACE's principal offices are located at 50 North Laura Street, Suite 3625, Jacksonville, Florida 32202 with a branch office located in Tampa, Florida.

         ACE's operations, in conjunction with NFSC and DBAB, include the execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements. ACE typically does not recommend particular securities to registered investment adviser clients; recommendations are determined by individual investment advisers based upon their own research and analysis and subject to applicable NASD customer suitability standards.

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

         First, the unbundling of brokerage services from other financial services has permitted investors to pick and choose among various financial service providers for specified services. As a result, firms like ICM have emerged that specialize in investment advice, the provision of financial information and financial planning. Other firms, like ACE, specialize in providing lower-cost or discount securities brokerage services.

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

         Finally, the growth in financial assets held by an individual is accelerating. Large numbers of "baby boomers" are beginning to invest for their children's education and for their own retirement. Additionally, it is estimated that these individuals, many of whom have greater education, technical capabilities and investment choices than their parents, as well as greater access to information, will inherit a historically significant amount of assets available for investing from the previous generation during the next decade. This represents the largest absolute transference of wealth in history. The convergence of these trends is creating a new marketplace for financial services. It is also creating a new investor, who is self-reliant and value oriented. ACE seeks to be a leading provider of financial services to this new investor.

         ACE's Business Environment

         Market conditions during 1999 reflected a continuation of the 1997 and 1998 bull market characterized by record volumes and record high market levels. At the same time, competition has continued to intensify both among all classes of brokerage firms and within the discount brokerage business as well as from new firms not previously in the discount brokerage business. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges and also direct their executions to captive market makers, which ACE does not. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit ACE's growth or even lead to a decline in ACE's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

         ACE, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect ACE's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communication costs and occupancy expenses, remain relatively fixed.

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

ICAP Business Strategy

         ICAP intends to grow its business by leveraging its competitive asset management and brokerage service strengths through ICM and ACE, including ICM's long-term performance record, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth and profitability, ICAP will continue to pursue its business strategy, the key elements of which include:

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

         Attracting and Retaining Experienced Professionals

         The availability of the publicly traded ICAP Common Stock will enhance ICAP's ability to attract and retain top performing investment professionals. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to ICAP and its clients will be a significant factor in ICAP's long-term growth. As ICAP continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and other investment personnel in order to foster expansion of its products.

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

Supervision and Regulation

         ICAP

         ICAP is incorporated under, and required to be in compliance with, the laws of the State of Delaware. ICAP is also subject to the reporting requirements of the Exchange Act as well as to applicable regulation and supervision by the Commission. Because ICAP is not engaged in the rendering of investment advisory services, its activities as a holding company will not result in ICAP being deemed an "investment adviser", as such term is defined in the Investment Advisers Act and various state advisers acts. ICAP, therefore, is not required to be registered under the Investment Advisers Act or any state advisers acts. However, because ACE is subject to the Uniform Net Capital Rule (as defined below), ICAP is also subject to the requirements of such rule.

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

         ACE

         ACE is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. ACE is registered as a broker-dealer with the Commission under the Exchange Act and, where applicable, under various state securities laws, and is further regulated by the rules of the NASD. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by ACE.

         ACE is also required by federal law to belong to the Securities Investment Protection Corporation (the "SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments levied on registered broker-dealers. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection. SIPC protection does not apply to fluctuations in the market value of securities.

         Margin lending arranged by ACE is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NASD. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules govern the amount of margin customers must provide and maintain in writing uncovered options.

         As a registered broker-dealer, ACE (and ICAP by virtue of its ownership of ACE) is subject to the Commission's Rule 15c3-1, the Uniform Net Capital Rule (the "Uniform Net Capital Rule"), which has also been adopted by the NASD. The Uniform Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the Commission and, ultimately, may require a firm's liquidation.

         ACE falls within the provisions of Rule 15c3-l(a)(2)(iv) promulgated by the Commission. ACE is subject to the minimum net capital requirements applicable to brokers or dealers that introduce customer accounts and receive securities, which requires that ACE maintain minimum net capital, as defined, of not less than $250,000. ACE is not subject to Commission Rule 15c3-3, which regulates a broker-dealer's custody of customer securities, and claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii). ACE maintains net capital in excess of the Commission's Rule 17a-11 requirement which would require ACE to give notice in the event that ACE's net capital falls below certain levels.

         ACE believes that it is currently in compliance with all state and federal regulations, and its most recent audit met all applicable regulatory requirements. ACE also has in place an ongoing internal compliance program supported by regulators, external consultants, accountants and attorneys.

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

Employees

         As of December 31, 1999, ICAP and its subsidiaries employed 31 people, of whom 19 are registered with the NASD. ICAP has no collective bargaining with any of its employees and believes that its overall relations with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         ICAP and ICM maintain offices at 3652 South Third Street, Suite 200, Jacksonville Beach, Florida 32250, which occupies approximately 5,600 square feet under a lease that expires in January 2010.

         ACE occupies an office at 50 North Laura Street, Suite 3625, Jacksonville, Florida 32202, which occupies approximately 4,300 square feet under a lease that expires in January 2005.

         Enviroq and Sprayroq maintain office/warehouse space at 4707 Alton Court, Irondale, Alabama 35210, which occupies approximately 5,500 square feet under a lease that may be cancelled upon 90 days written notice.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to ICAP's knowledge, threatened against ICAP or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to ICAP's stockholders during the fourth quarter of fiscal year 1999.

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

Fiscal Year 1998         Low Bid        High Bid     Low Asked      High Asked
----------------         -------        --------     ---------      ----------
First Quarter             $0.50          $0.75         $0.88           $1.50
Second Quarter             0.69           3.50          0.89            5.00
Third Quarter              1.86           3.25          2.06            4.00
Fourth Quarter             1.80           4.31          2.25            4.44

Fiscal Year 1999
----------------
First Quarter             $1.50          $3.50         $2.63           $6.00
Second Quarter             2.00           3.38          2.75            5.00
Third Quarter              1.25           2.50          2.00            3.50
Fourth Quarter             1.25           6.00          1.69            7.00

         As of December 31, 1999, there were 2,214,525 shares of ICAP Common Stock outstanding, 1,000 shares held in treasury and 156 stockholders of record. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple stockholders.

         ICAP has not paid any cash dividends on the ICAP Common Stock since its organization, and currently intends to retain any earnings for operations and the expansion of its business. Other than state corporate law limitations, there are no restrictions on ICAP's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated balance sheets of ICAP as of December 31, 1999 and 1998, includes the accounts of ICAP and its subsidiaries ICM, ACE and Enviroq.

         The 1999 consolidated statements of operations, stockholders' equity and cash flows of ICAP include the accounts of ICAP and its subsidiaries ICM, ACE and Enviroq. In accordance with purchase accounting, the accounts of ACEFS have been included from August 1, 1999, the date of acquisition. The 1998 consolidated statements of operations, stockholders' equity and cash flows of ICAP include the accounts of ICM and CRC on a combined basis through December 15, 1998 and consolidated with Enviroq from December 16, 1998 through December 31, 1998. In accordance with purchase accounting, in which ICM and CRC were deemed to be the acquiring entities in the Mergers, the accounts of Enviroq have been included since December 16, 1998, the date of acquisition.

Acquisition

         Effective August 1, 1999, the Company consummated the acquisition of all of the outstanding capital stock of ACEFS. The Company acquired the ACEFS capital stock in exchange for cash in the amount of $950,000, with funds borrowed from a bank and three promissory notes in the aggregate principal amount of $350,000. The acquisition has been accounted for under the purchase method of accounting.

         Primarily all of ACEFS's operations were conducted through its wholly owned subsidiary ACE. Concurrent with the acquisition, ICAP contributed the assets and liabilities of ACEFS to CRC. Subsequent to this acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name of Allen C. Ewing & Co.

Liquidity and Capital Resources

         ICAP's assets consist generally of cash, money market funds and trading securities. Trading securities represent a significant portfolio of individual securities and an investment in Intrepid Capital, L.P. ICAP has financed its growth in operations with funds generated from stockholder capital and long-term loans. ICAP's management believes that existing capital and funds generated from operations will provide ICAP with sufficient resources to meet present cash and capital needs.

         For 1999, the net cash used in operating activities was $1,853,458, primarily attributable to payments on accounts payable, accrued expenses, tax payments and the net loss. Net cash provided by investing activities of $1,569,390 is primarily due to the sale of approximately 10.6 acres of unimproved land in Jacksonville, Florida, which resulted in proceeds of $1,800,000. Net cash provided by financing activities of $450,582 is primarily attributable to the net proceeds from notes payable.

         ICAP, through its subsidiary ACE, is subject to the net capital requirements of the Commission, the NASD and other regulatory authorities. At December 31, 1999, ACE's regulatory net capital was $908,809, $658,809 in excess of its minimum net capital requirement of $250,000.

Results of Operations

         Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Total revenues for 1999 were $4,492,487 compared to $2,759,571 for 1998, representing a 62.8% increase.

         Commissions decreased $16,926, or 1.0%, to $1,711,110. Commissions represent revenue earned from securities transactions through ACE. Additional commissions are also earned on transactions with mutual funds and variable annuities. Commissions decreased due to decreased transaction volume. The commissions for the fourth quarter included ACE for its first full quarter increased $97,830, or 25.2%, to $485,493.

         Asset management fees increased $73,615, or 9.3%, to $864,852. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $92.5 million at December 31, 1999, compared to $101.0 million at December 31, 1998. The increase in asset management fees for 1999 relate directly to the net increase in AUM through investment performance, the addition of new client accounts and the elimination of external portfolio managers during 1999 prior to some year-end attrition due to poor market conditions.

         Outside manager income decreased $27,917, or 100.0%. Outside manager income represented revenue earned by ICM for asset management accounts, whereby ICM utilizes external portfolio management to provide professional management of the accounts. All outside manager income has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Investment banking revenues represent fees earned by ACE for providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock.

         Net trading profits (losses) decreased $111,415, or 220.9% to ($60,970). There were $16,954 of realized losses and $44,016 of unrealized losses in ICAP's investment portfolio which consists of trading securities and an investment in Intrepid Capital, L.P., primarily due to negative market conditions.

         Resinous material sales of $1,744,218 are attributable to consolidating Enviroq for a full year versus only fifteen days for the year ended December 31, 1998.

         Dividend and interest income increased $60,102, or 254.4% to $83,726 primarily due to increased assets invested in money markets and trading securities.

         Total expenses for 1999 were $5,521,694 compared to $2,779,246 for 1998, representing a 98.7% increase.

         Salaries and employee benefits increased $1,072,014, or 68.3%, to $2,640,868. The increases are due to the addition of new employees, annual increases in salaries, increased commissions and the acquisition of ACEFS.

         Brokerage and clearing expenses decreased $78,684, or 13.4%, to $506,623. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by ACE. These costs, paid to the clearing broker-dealer, increase at a declining rate because of volume discounting.

         Cost of resinous material sales of $850,104 is attributable to consolidating Enviroq for a full year versus only fifteen days for the year ended December 31, 1998.

         Outside manager expense decreased $27,917, or 100.0%. Outside manager expense directly offsets the outside manager income earned by ICM. All outside manager expense has been eliminated as a result of management's decision to internally manage accounts that were previously managed externally.

         Advertising and marketing expenses increased $196,986, or 242.8%, to $278,116. The increase can be attributed to additional advertising and marketing expenses ICM incurred to increase name recognition, consolidating Enviroq for a full year and the acquisition of ACEFS in August 1999.

         Professional and regulatory expenses increased $275,082, or 216.0%, to $402,457 due to an increase in outside professional fees for additional accounting, consulting, and legal services necessary to conduct business as a public entity beginning in 1998 and the acquisition of ACEFS in August 1999.

         Occupancy and maintenance expenses increased $150,743, or 169.3%, to $239,803 due to increased occupancy and maintenance expenses as a result of consolidating Enviroq for a full year versus only fifteen days for the year ended December 31, 1998 and the acquisition of ACEFS in August 1999.

         Depreciation and amortization expenses increased $104,708, or 321.6%, to $137,270 primarily due to the amortization of purchase goodwill and additional assets to depreciate as a result of the acquisition of Enviroq in December 1998 and the acquisition of ACEFS in August 1999.

         Provision for doubtful accounts of $58,074 is attributable to the write-off of accounts receivable of Enviroq.

         Other expenses increased $159,084, or 82.9%, to $351,067 due to an increase in general and administrative expenses as a result of consolidating Enviroq for a full year versus only fifteen days for the year ended December 31, 1998 and the acquisition of ACEFS in August 1999.

Year 2000 Matters

         ICAP has not experienced any significant problems with its computer systems as a result of the Year 2000, nor have operations had any disruptions. In addition, ICAP does not consider there to be any significant continuing exposure related to the Year 2000 issues.

ITEM 7.         FINANCIAL STATEMENTS

         The consolidated financial statements of ICAP as of December 31, 1999 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-16 hereof.

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



                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         Executive officers and directors of ICAP as of the date hereof are as follows:


NAME                         AGE            DIRECTOR SINCE           POSITION AND OFFICES WITH INTREPID
----                         ---            --------------           ----------------------------------

Benjamin C. Bishop, Jr.      68             August 1999              Director

Thomas W. Brander            50             September 1998           Director

Arnold A. Heggestad          56             August 1999              Director

William J. Long              47             April 1998               Executive Vice President and Director

Michael X. Marinelli         40             September 1998           Director

Morgan Payne                 56             September 1998           Director

Mark F. Travis               38             September 1998           Executive Vice President and Director

Forrest Travis               61             September 1998           President, Chief Executive Officer and
                                                                     Director

Alexander P. Zechella        78             September 1998           Director

         Benjamin C. Bishop, Jr. has served as a director of ICAP since August 1999. Mr. Bishop has also been President and Chief Executive Officer of ACE since 1997. From 1972 to 1997, Mr. Bishop served in various management and executive capacities of ACE. Mr. Bishop has been active for over 30 years in the securities brokerage business as well as corporate and real estate finance. His experience includes commercial banking with First Union National Bank in Charlotte, North Carolina, mortgage banking and 10 years as investment vice president with The Liberty Corporation of Greenville, South Carolina. Mr. Bishop has served as a director of Cousins Properties of Atlanta, Georgia, Cummings & Company of Nashville, Tennessee, GMR Properties of Jacksonville, Florida, Peninsular Fire Insurance Company of Jacksonville, Florida, and Grubb & Ellis Company of San Francisco, California. Mr. Bishop received a bachelor's degree from The Georgia Institute of Technology and a Masters of Business Administration from Harvard University.

         Thomas W. Brander is currently retired, having retired in April 1998. From 1988 until April 1998, Mr. Brander served as Senior Vice President, Management Information Systems and Communications of Compass Bankshares, Inc. in Birmingham, Alabama. From 1987 until 1988, Mr. Brander served as a Vice President - Management Consulting for American International Group in New York, NY. From 1976 until 1987, Mr. Brander served as Vice President - General Manager, Assistant Vice President - Commercial Loans, and Assistant Vice President - Domestic Money Transfer with Citibank, N.A. in Sydney, Australia, Atlanta, Georgia and New York, New York, respectively. Mr. Brander has been a director of ICAP since September 1998. Prior to September 1998, he had served as a director of Enviroq since September 1998.

         Dr. Arnold A. Heggestad has served as a director of ICAP since August 1999. Dr. Heggestad currently serves as Associate Vice President for Research and Technology, Professor of Finance, and director of the Center for Entrepreneurship and Innovation at the University of Florida College of Business Administration. Dr. Heggestad also serves as Executive Director of the University of Florida Research Foundation, Inc., director of the Jacksonville, Florida branch of the Federal Reserve Bank of Atlanta, Georgia, advisory director of Amsouth Bank of Florida, chairman of The Cypress Equity Fund and a Commissioner of the Government Accountability to the People Commission. From 1977 until 1986, Dr. Heggestad was the chairman of the Department of Finance, Insurance, and Real Estate and associate dean of the University of Florida College of Business Administration. Dr. Heggestad received bachelor's degree from the University of Maryland and masters and Ph.D. degree from Michigan State University.

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

         Michael X. Marinelli is, and has been, a partner in the Austin, Texas office of the law firm of Baker & Botts, which he joined as an associate in 1989. He graduated from Catholic University Law School in 1989. Mr. Marinelli served as Assistant Secretary of Old Enviroq from January 1987 to July 1987. He served as Special Assistant to the General Manager of Instituform East, Inc. from February 1986 to August 1986. From October 1985 to February 1986, Mr. Marinelli served as an assistant to the President of Old Enviroq, and from October 1984 to October 1995 he was a sales representative for Old Enviroq. He has served as a director of ICAP since September 1998. Prior to September 1998, Mr. Marinelli served as a director of Enviroq since April 1995. Prior to April 1995, Mr. Marinelli served as a director of Old Enviroq since October 1984.

         Morgan Payne has been President of Broadland Capital Partners, L.P., a financial advisory limited partnership, since 1990. Mr. Payne has served as a director of ICAP since September 1998.

         Mark F. Travis has been Executive Vice President of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been President of ICM since December 1998. From its inception in January 1995 until December 1998, Mr. Travis was Vice President of ICM. From June 1984 to January 1995, Mr. Travis was a Vice President of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received a Bachelor of Arts in Economics from the University of Georgia in 1984 and currently holds NASD Series 3, 7, 24, 63 and 65 licenses. Mark F. Travis is the son of Forrest Travis.

         Forrest Travis has been President and Chief Executive Officer of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been Executive Vice President of ACE since August 1999. From June 1995 until its December 1999 merger with and into ACE, Mr. Travis served as President of CRC. From its inception in January 1995, until December 1998, Mr. Travis was President of ICM. From December 1980 to January 1995, Mr. Travis was a Senior Vice President and a Director of the Consulting Group of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received a bachelor's degree from The Georgia Institute of Technology and currently holds NASD Series 2, 3, 4, 7, 24, 27, 53, 63 and 65 licenses. Forrest Travis is the father of Mark F. Travis.

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


ITEM 10.  EXECUTIVE COMPENSATION

         The following table and notes present the cash and non-cash compensation paid or accrued during the fiscal year ended December 31, 1999 to ICAP's Chief Executive Officer and to any other executive officer whose total cash compensation exceeded $100,000. Because ICAP did not commence operations until December 16, 1998, the compensation history for the Chief Executive Officer and other executive officers of ICAP only includes information beginning with the fiscal year ended December 31, 1998. The compensation history for William J. Long represents his compensation as Chief Operating Officer and Executive Vice President of ICAP after December 16, 1998 as well as his compensation as Chief Executive Officer of Enviroq prior to the Mergers.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                                                                      ------------------------------
                                             ANNUAL COMPENSATION                              AWARDS         PAYOUTS
                              ----------------------------------------------------    ---------------------  -------
                                                                          OTHER       RESTRICTED                         ALL OTHER
      NAME AND                                                           ANNUAL         STOCK      OPTIONS/    LTIP        ANNUAL
 PRINCIPAL POSITION           YEAR       SALARY              BONUS    COMPENSATION      AWARD        SAR      PAYOUTS   COMPENSATION
 ------------------           ----       ------              -----    ------------      -----        ---      -------   ------------
Forrest Travis,               1999    $218,701 (1) (2)          ---        ---            ---         ---        ---         ---
   President and              1998    $208,883 (1) (2) (3)      ---        ---            ---         ---        ---         ---
   Chief Executive Officer
Mark F. Travis,               1999    $175,427 (1) (2)          ---        ---            ---         ---        ---         ---
   Executive Vice President   1998    $170,994 (1) (2) (3)      ---        ---            ---         ---        ---         ---
William J. Long,              1999    $130,000 (1)              ---        ---            ---         ---        ---         ---
   Executive Vice President   1998    $ 86,800 (1)          $ 50,000       ---            ---         ---        ---         ---



--------------------
(1) Includes directors' fees.
(2) This amount includes, for fiscal year 1999 and 1998, the Company's matching contributions to its 401(k) plan for the benefit of Forrest Travis in the aggregate amount of $15,701 and $14,489, respectively, and for the benefit of Mark F. Travis in the aggregate amount of $14,807 and $13,374, respectively.
(3) Compensation for Mr. Forrest Travis for 1998 was paid 50% by ICM and 50% by CRC, and compensation for Mr. Mark F. Travis for 1998 was paid by ICM. After the effective time of the Mergers and prior to December 31, 1998, ICAP paid no salaries to its executive officers.

Option/SAR Grants in Last Fiscal Year

         During the fiscal year ended December 31, 1999, no options or SAR's were granted to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

         No options or SARs were exercised during the fiscal year ended December 31, 1999 by ICAP's Chief Executive Officer or by any other executive officer whose total cash compensation exceeded $100,000.

Long Term Incentive Plan Awards in Last Fiscal Year

         During the fiscal year ended December 31, 1999, ICAP made no awards under any Long Term Incentive Plan to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of December 31, 1999 of (i) each stockholder known to ICAP to own more than 5% of the outstanding shares of any class of the Company's outstanding securities entitled to vote; (ii) directors of ICAP; (iii) executive officers of ICAP; and (iv) all executive officers and directors of ICAP as a group.

                                                                AMOUNT AND NATURE OF
             NAME OF BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP           PERCENT OF OWNERSHIP
            ------------------------                             --------------------           --------------------

Benjamin C. Bishop, Jr.                                                   0                             *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Thomas W. Brander                                                         0                             *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Arnold A. Heggestad                                                       0                             *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

William J. Long                                                        263,389                        11.1%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Marinelli Securities Associates                                        294,900                        12.5%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Antonio M. Marinelli                                                   299,559                        12.7%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Michael X. Marinelli                                                    295,420                       12.5%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Morgan Payne                                                            150,000 **                     6.3%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Mark F. Travis                                                          422,152                       17.9%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Forrest Travis                                                          783,996                       33.2%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Alexander P. Zechella                                                     4,221                          *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

All directors and executive officers                                  1,923,317                       81.3%
     of Intrepid as a group (9 persons)
---------------------------------------

*        Indicates less than 1% beneficial ownership
** Includes underlying shares of warrant issued to Broadland pursuant to the "Consulting Agreement". (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Consulting Agreement").


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements are filed with this report on Form
10-KSB:

     Independent Auditors' Report................................................................F-1

     Consolidated  Balance Sheets of Intrepid  Capital  Corporation  and
     Subsidiaries as of December 31, 1999 and
     1998........................................................................................F-2

     Consolidated   Statements  of   Operations   of  Intrepid   Capital
     Corporation and  Subsidiaries for the Years Ended December 31, 1999
     and 1998....................................................................................F-3

     Consolidated   Statements  of  Stockholders'   Equity  of  Intrepid
     Capital  Corporation and  Subsidiaries for the Years Ended December
     31, 1999 and 1998...........................................................................F-4

     Consolidated   Statements   of  Cash  Flows  of  Intrepid   Capital
     Corporation and  Subsidiaries for the Years Ended December 31, 1999
     and 1998....................................................................................F-5

     Notes to Consolidated Financial Statements..................................................F-6


(b)  Exhibit Index

     Exhibit No.               Description of Exhibit
     -----------               ----------------------


         2.1      Share Purchase Agreement dated as of August 4, 1999, among
                  Intrepid Capital Corporation, Benjamin C. Bishop, Jr., Charles
                  E. Harris, Synagen Capital Partners, Inc. and Arnold A.
                  Heggestad (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed August 18, 1999).


         3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.(A) to the Registrant's Form S-4 filed November 6, 1998, Registration No. 333-66859).


         3.2      Bylaws of the Registrant (incorporated by reference to Exhibit
                  3.(B) to the Registrant's Form S-4 filed November 6, 1998,
                  Registration No. 333-66859).


         9.1      Form of Voting Agreement (incorporated by reference to Exhibit
                  9 to the Registrant's Form S-4 filed November 6, 1998,
                  Registration No. 333-66859).


         10.1     Form of Employment Agreement between Intrepid Capital
                  Corporation and William J. Long (incorporated by reference to
                  Exhibit 10.(A) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


         10.2     Form of Employment Agreement between Intrepid Capital
                  Corporation and Forrest Travis (incorporated by reference to Exhibit 10.(B) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).

         10.3     Form of Employment Agreement between Intrepid Capital
                  Corporation and Mark F. Travis (incorporated by reference to
                  Exhibit 10.(C) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


         10.4     Incentive Stock Option Plan of Intrepid Capital Corporation
                  (incorporated by reference to Exhibit 10.(D) to the Registrant's Form S-4 filed November 6, 1998, Registration No.
                  333-66859).


         10.5     Non-Employee Directors' Stock Option Plan of Intrepid Capital
                  Corporation (incorporated by reference to Exhibit 10.(E) to the Registrant's Form S-4 filed November 6, 1998, Registration
                  No. 333-66859).


         10.6     Form of Non-Negotiable Convertible Promissory Note between
                  Intrepid Capital Corporation and Synagen Capital Partners,
                  Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 18, 1999).


         10.7     Form of Non-Negotiable Convertible Promissory Note between
                  Intrepid Capital Corporation and Benjamin C. Bishop, Jr.
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Form 8-K filed August 18, 1999).


         10.8     Form of Non-Negotiable Convertible Promissory Note between
                  Intrepid Capital Corporation and Arnold A. Heggestad
                  (incorporated by reference to Exhibit 10.3 to the Registrant's
                  Form 8-K filed August 18, 1999).


         10.9     Form of Employment Agreement between Intrepid Capital
                  Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed
                  August 18, 1999).


         21.1     List of Subsidiaries.


         24.1 Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.


         27       Financial Data Schedule.



(c)      Reports on Form 8-K:

         On October 18, 1999, ICAP filed an Amendment to its Current Report on Form 8-K dated August 4, 1999 in order to file the financial statements required by Item 7 of Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

                                    INTREPID CAPITAL CORPORATION


                                    By  /s/ Forrest Travis
                                      ----------------------------------------
                                        Forrest Travis, President and
                                        Chief Executive Officer


                                    By  /s/ Michael J. Wallace
                                      ----------------------------------------
                                        Michael J. Wallace, Principal
                                        Accounting Officer


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

           SIGNATURE                                  TITLE                                                 DATE
           ---------                                  -----                                                 ----

/s/ Forrest Travis
--------------------------                 President, Chief Executive Officer and Director         March 28, 2000
Forrest Travis

/s/ Mark F. Travis
--------------------------                 Executive Vice President and Director                   March 28, 2000
Mark F. Travis

/s/ William J. Long
--------------------------                 Executive Vice President and Director                   March 28, 2000
William J. Long

/s/ Benjamin C. Bishop, Jr.
--------------------------                 Director                                                March 28, 2000
Benjamin C. Bishop, Jr.

/s/ Thomas W. Brander
--------------------------                 Director                                                March 28, 2000
Thomas W. Brander

/s/ Arnold Heggestad
--------------------------                 Director                                                March 28, 2000
Arnold Heggestad

/s/ Michael X. Marinelli
--------------------------                 Director                                                March 28, 2000
Michael X. Marinelli

/s/ Morgan Payne
--------------------------                 Director                                                March 28, 2000
Morgan Payne

/s/ Alexander P. Zechella
--------------------------                 Director                                                March 28, 2000
Alexander P. Zechella

                          INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report................................................................F-1

     Consolidated  Balance Sheets of Intrepid  Capital  Corporation  and
     Subsidiaries as of December 31, 1999 and
     1998........................................................................................F-2

     Consolidated   Statements  of   Operations   of  Intrepid   Capital
     Corporation and  Subsidiaries for the Years Ended December 31, 1999
     and 1998....................................................................................F-3

     Consolidated   Statements  of  Stockholders'   Equity  of  Intrepid
     Capital  Corporation and  Subsidiaries for the Years Ended December
     31, 1999 and 1998...........................................................................F-4

     Consolidated   Statements   of  Cash  Flows  of  Intrepid   Capital
     Corporation and  Subsidiaries for the Years Ended December 31, 1999
     and 1998....................................................................................F-5

     Notes to Consolidated Financial Statements..................................................F-6

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Intrepid Capital Corporation


We have audited the accompanying consolidated balance sheets of Intrepid Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                   KPMG LLP



Jacksonville, Florida
March 10, 2000

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

          ASSETS                                                                               1999                     1998
                                                                                            ------------             ------------
Current assets:
    Cash and cash equivalents                                                               $  1,094,700               $  928,186
    Investments, at fair value                                                                   461,210                  144,574
    Accounts receivable, net of allowance
       for doubtful accounts of $58,074 in 1999                                                  246,702                  195,018
    Inventories                                                                                  107,860                  140,288
    Prepaid and other assets (note 4)                                                            142,848                   14,243
                                                                                            ------------             ------------
          Total current assets                                                                 2,053,320                1,422,309

Land                                                                                                  --                1,800,000
Property, plant, and equipment, net of accumulated
    depreciation of $111,122 in 1999 and $85,579 in 1998                                         388,222                  140,049
Goodwill, less accumulated amortization of $71,622
    in 1999 and $2,703 in 1998                                                                 1,043,377                  970,274
Deferred tax assets (note 4)                                                                      40,674                       --
Other assets                                                                                       5,299                   76,467
                                                                                            ------------             ------------
          Total assets                                                                      $  3,530,892               $4,409,099
                                                                                            ============             ============

          Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                        $    149,442               $  696,757
    Accrued expenses                                                                             388,956                  271,803
    Securities sold, not yet purchased                                                             2,555                       --
    Current portion of notes payable (note 3)                                                    133,333                  212,933
    Other                                                                                        123,978                  150,754
                                                                                            ------------             ------------
          Total current liabilities                                                              798,264                1,332,247

Notes payable, less current portion (note 3)                                                     916,667                   32,816
Deferred tax liabilities (note 4)                                                                     --                  560,634
                                                                                            ------------             ------------
          Total liabilities                                                                    1,714,931                1,925,697
                                                                                            ------------             ------------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,215,525 shares at December 31, 1999 and 1998                                      22,155                   22,155
    Treasury stock, at cost - 1,000 shares at December 31, 1999                                   (3,669)                      --
    Additional paid-in capital                                                                 2,481,320                2,481,320
    Accumulated deficit                                                                         (683,845)                 (20,073)
                                                                                            ------------             ------------
          Total stockholders' equity                                                           1,815,961                2,483,402
                                                                                            ------------             ------------
                                                                                            $  3,530,892               $4,409,099
                                                                                            ============             ============
Commitments (note 6)

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998


                                                                                                1999                     1998
                                                                                            ------------             ------------
Revenues:
    Commissions                                                                             $  1,711,110                1,728,036
    Asset management fees (note 5)                                                               864,852                  791,237
    Outside manager income                                                                            --                   27,917
    Investment banking revenues                                                                  109,110                       --
    Net trading (losses) profits                                                                 (60,970)                  50,445
    Resinous material sales                                                                    1,744,218                  104,244
    Dividend and interest income                                                                  83,726                   23,624
    Other                                                                                         40,441                   34,068
                                                                                            ------------             ------------
          Total revenues                                                                       4,492,487                2,759,571
                                                                                            ------------             ------------

Expenses:
    Salaries and employee benefits                                                             2,640,868                1,568,854
    Brokerage and clearing                                                                       506,623                  585,307
    Cost of resinous material sales                                                              850,104                   51,220
    Outside manager expense                                                                           --                   27,917
    Advertising and marketing                                                                    278,116                   81,130
    Professional and regulatory fees                                                             402,457                  127,375
    Occupancy and maintenance (note 6)                                                           239,803                   89,060
    Provision for doubtful accounts                                                               58,074                       --
    Depreciation and amortization                                                                137,270                   32,562
    Interest expense                                                                              57,312                   23,838
    Other                                                                                        351,067                  191,983
                                                                                            ------------             ------------
          Total expenses                                                                       5,521,694                2,779,246
                                                                                            ------------             ------------

          Loss before income taxes                                                            (1,029,207)                 (19,675)

Income tax (benefit) expense (note 4)                                                           (365,435)                     398
                                                                                            ------------             ------------

          Net loss                                                                          $   (663,772)                 (20,073)
                                                                                            ============             ============

Basic net loss income per share                                                             $      (0.30)                   (0.02)
                                                                                            ============             ============

Weighted average shares outstanding                                                            2,214,585                1,252,893
                                                                                            ============             ============



See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1999 and 1998

                                                                                                       RETAINED
                                                                      ADDITIONAL                       EARNINGS
                                                        COMMON         PAID-IN         TREASURY      (ACCUMULATED
                                                        STOCK          CAPITAL          STOCK          DEFICIT)          TOTAL
                                                      -----------    -----------     -----------     -----------     -----------

Balance at December 31, 1997                          $        --         82,114              --          57,555         139,669

Distributions                                                  --        (46,764)             --         (57,555)       (104,319)

Intrepid Capital Corporation common
    stock issued for Intrepid Capital
    Management and Capital Research
    Corporation common stock                               12,061        (12,061)             --              --              --


Common stock issued in acquisition (note 2)                10,094      2,239,906              --              --       2,250,000

Distribution to shareholders through the
    assumption of note payable                                 --       (169,625)             --              --        (169,625)

Stock warrants issued for services
    rendered (note 2)                                          --        387,750              --              --         387,750

Net loss                                                       --             --              --         (20,073)        (20,073)
                                                      -----------    -----------     -----------     -----------     -----------

Balance at December 31, 1998                               22,155      2,481,320              --         (20,073)      2,483,402

Purchase of treasury stock, at cost                            --             --          (3,669)             --          (3,669)

Net loss                                                       --             --              --        (663,772)       (663,772)
                                                      -----------    -----------     -----------     -----------     -----------

Balance at December 31, 1999                          $    22,155      2,481,320          (3,669)       (683,845)      1,815,961
                                                      ===========    ===========     ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                                                                                               1999                      1998
                                                                                            ------------             ------------
Cash flows from operating activities:
    Net loss                                                                                $   (663,772)                 (20,073)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                                             137,270                   32,562
       Provision for doubtful accounts                                                            58,074                       --
       Sales (purchases) of investments, net                                                     145,292                  (40,000)
       Distributions from investment                                                                  --                   33,226
       Net trading loss (profits)                                                                 60,970                  (50,445)
       Deferred tax benefit                                                                     (601,308)                      --
       Change in assets and liabilities:
          Accounts receivable                                                                   (109,758)                  97,215
          Distribution receivable                                                                     --                  119,560
          Inventories                                                                             32,428                   (1,148)
          Prepaid and other assets                                                               (50,051)                 (10,760)
          Accounts payable and accrued expenses                                                 (835,827)                (130,000)
          Other liabilities                                                                      (26,776)                 235,783
                                                                                            ------------             ------------
             Net cash (used in) provided by operating activities                              (1,853,458)                 265,920
                                                                                            ------------             ------------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                                  (273,904)                 (30,308)
    Proceeds from sale of land                                                                 1,800,000                       --
    Acquisition of ACEFS, net of cash acquired                                                    43,294                       --
    Acquisition of Enviroq, net of cash acquired                                                      --                  668,750
                                                                                            ------------             ------------
             Net cash provided by investing activities                                         1,569,390                  638,442
                                                                                            ------------             ------------

Cash flows from financing activities:
    Proceeds from notes payable                                                                1,000,000                       --
    Principal payments on notes payable                                                         (545,749)                 (54,200)
    Purchase of treasury stock                                                                    (3,669)                      --
    Distributions                                                                                     --                 (104,319)
                                                                                            ------------             ------------
             Net cash provided by (used in) financing activities                                 450,582                 (158,519)
                                                                                            ------------             ------------

             Net increase in cash and cash equivalents                                           166,514                  745,843

Cash and cash equivalents at beginning of year                                                   928,186                  182,343
                                                                                            ------------             ------------

Cash and cash equivalents at end of year                                                    $  1,094,700                  928,186
                                                                                            ============             ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                                  $     45,863                   23,838
                                                                                            ============             ============
    Cash paid during the year for income taxes                                              $    389,500                       --
                                                                                            ============             ============

Supplemental disclosure of non-cash transactions:
    Common stock and warrants issued for acquisition and
       services rendered                                                                    $         --                2,637,750
                                                                                            ============             ============
    Distribution to shareholders through the assumption of note payable                     $         --                  169,625
                                                                                            ============             ============
    Notes payable to acquire Allen C. Ewing Financial Services, Inc.                        $    350,000                       --
                                                                                            ============             ============



See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


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

         CRC was a registered broker/dealer with the Securities Exchange Commission and a member of the National Association of Securities Dealers, Inc. (NASD). In a transaction effective on August 1, 1999, the Company acquired all the outstanding stock of Allen C. Ewing Financial Services, Inc. (ACEFS). Primarily all of ACEFS' operations were conducted through its 100% owned subsidiary, Allen C. Ewing & Co., a registered broker/dealer with the SEC and a member of NASD. Concurrent with that transaction, the Company contributed the assets and liabilities of ACEFS to CRC.

         Subsequent to the acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name of Allen C. Ewing & Co. (ACE), which retained its registered broker/dealer status. Effective December 31, 1999, CRC is no longer a registered broker dealer.

         Enviroq conducts its operations through Sprayroq, Inc. (Sprayroq), a 50% owned subsidiary. Sprayroq is engaged in development , commercialization , manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

(B)      PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated balance sheet as of December 31, 1999, includes the accounts of the Company and its subsidiaries ICM, ACE and Enviroq.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


         The 1999 consolidated statements of operations, stockholders' equity and cash flows include the accounts of the Company and its subsidiaries ICM and Enviroq consolidated with the operations of CRC for the year ended December 31, 1999 and the operations of ACEFS from the date of acquisition forward.

         The 1998 consolidated statements of operations, stockholders' equity and cash flows include the accounts of ICM and CRC on a combined basis through December 15, 1998 and consolidated with Enviroq from December 16, 1998 through December 31, 1998. In accordance with purchase accounting, in which ICM and CRC were deemed to be the acquiring entities in the merger and reorganization described above, the accounts of Enviroq have been included since December 16, 1998 (the date of acquisition).

         All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary because of its accumulated deficit position.

(C)      COMMISSION REVENUE

         Commissions are earned on securities transactions with a clearing broker/dealer initiated on behalf of customers. Additional commissions are also earned on transactions with mutual funds and variable annuities and are received directly from the related fund or issuer. All commission revenue is recognized as income when earned. Included within accounts receivable are amounts due from National Financial Service Corporation or Deutsche Bank Alex. Brown, the Company's clearing broker/dealers, and represents monies earned but not yet received from these entities.

(D)      ASSET MANAGEMENT FEES

         The Company earns an asset management fee from each of its customers based on the outstanding balance of assets under management. The fee is calculated quarterly based on a percentage (usually 1% annually) of the individual customers account balance at the beginning of the period. All customers are billed on the first day of the quarter and the Company earns this fee ratably such that by the end of the reporting period no deferred income remains.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




         (E)      OUTSIDE MANAGER INCOME AND EXPENSE

                  The Company engaged third party asset managers, which acted on its behalf, to assist in investment consulting and investment management services. The Company paid the third party asset managers a percentage of the fee it received from the customers to which the third party asset manager provided service. The Company does not retain any of the income characterized as outside manager income. Rather, the Company paid all amounts of such income to its outside managers, which is reflected in outside manager expense. The Company collected this fee from its customers on behalf of the third party asset managers and passed through the entire amount as payment for services rendered. The Company discontinued its use of outside managers in 1998.

         (F)      INVESTMENT BANKING REVENUE

                  Investment banking revenues are earned by providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. Investment banking revenues are recognized when earned.

         (G)      RESINOUS MATERIAL SALES

                  Resinous material sales represent sales of spray-applied resinous materials and related equipment by Sprayroq. Resinous material sales are recorded when earned upon shipment.

         (H)      CASH AND CASH EQUIVALENTS

                  Any instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

         (I)      INVENTORIES

                  Inventories consist of raw material and supplies needed for the operations of Sprayroq. Such amounts are valued at the lower of cost or market using the first-in, first-out method.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




         (J)      INVESTMENTS

                  Investments at December 31, 1999 and 1998 consist of debt and equity securities, which are bought and held principally for the purpose of being sold in the near term. Also included in investments is the Company's investment in Intrepid Capital, L.P. of which the Company serves as the general partner. The Company has classified all investments as trading securities. Trading securities are primarily recorded at fair value based on the last sale or bid price reported by national securities exchanges. Trading security transactions are recorded on the trade date. Unrealized holding gains and losses are included in net trading profits or losses. Dividends and interest income are recognized when earned.


         (K)      PROPERTY, PLANT, AND EQUIPMENT

                  Property, plant, and equipment, which includes leasehold improvements, are carried at cost, less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives, or lease term, of the underlying assets, which range from three to ten years. Significant additions or improvements extending the useful life are capitalized, while normal maintenance and repairs are charged to expense as incurred. The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

         (L)      INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (M)      GOODWILL

                  Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets associated with purchase acquisitions. Goodwill is amortized over the period estimated to benefit from the acquired assets which is 15 years. Management assesses the recoverability of goodwill based on the cash flows from the operations of the acquired entity.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




         (N)      EARNINGS PER SHARE

                  Net income (loss) per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the years ended December 31, 1999 and 1998, the Company had no dilutive common stock equivalents.

                  The weighted average shares outstanding as of December 31, 1998, represent the shares outstanding issued to ICM and CRC as part of the merger and reorganization as if such shares had been outstanding since January 1, 1998, and the weighted average for shares outstanding issued to acquire Enviroq.

         (O)      ESTIMATES

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

         (P)      COMPREHENSIVE INCOME

                  No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the years ended December 31, 1999 and 1998.


(2)      ACQUISITIONS

         Effective August 1, 1999, the Company acquired all of the outstanding stock of ACEFS, a Jacksonville, Florida based provider of securities brokerage and investment banking services for cash of $950,000 and three promissory notes in the principal amount of $350,000. The Company financed the cash with funds borrowed from a bank. The acquisition has been accounted for under the purchase method of accounting. Assets with a fair value of $1,712,272 were acquired and liabilities with a fair value of $330,817 were assumed in the acquisition. Goodwill of $41,022 was recorded and is being amortized on a straight-line basis over 15 years. The operating results of ACEFS are included in the Company's consolidated financial statements from the date of acquisition.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




         On December 16, 1998, the Company consummated a transaction whereby ICM, CRC and Enviroq were merged into the Company and became separate subsidiaries of the Company. The transaction has been accounted for as a purchase for accounting and reporting purposes with ICM and CRC considered to be the acquiring enterprises, and with Enviroq as the acquired company, based on the fact that the shareholders of ICM and CRC consisted of two related individuals who acted in concert as a control group, and subsequent to the transaction such shareholders retained the controlling interest in the Company.

         The fair value of assets acquired and liabilities assumed of Enviroq, and the components of the purchase price is as follows:

                  Fair value of assets acquired:
                      Cash                                       $    764,244
                      Land, net of deferred taxes                   1,239,366
                      Other assets                                    524,568
                                                                 ------------
                                                                    2,528,178
                  Fair value of liabilities assumed                   767,911
                                                                 ------------
                      Net fair value of assets acquired             1,760,267
                                                                 ------------

                  Purchase price:
                      Common stock issued                           2,250,000
                      Warrants issued to investment banker            387,750
                      Cash paid for other acquisition costs            95,494
                                                                 ------------
                                                                    2,733,244
                                                                 ------------
                           Goodwill                              $    972,977
                                                                 ============

         Included within the fair value of liabilities assumed is $482,251 of payments due to the former Enviroq shareholders. During 1999, additional goodwill of $101,000 has been recorded due to an adjustment to the liabilities assumed from Enviroq. Goodwill is being amortized on a straight line basis over a period of 15 years. The results of operations of Enviroq have been included in the consolidated statements of operations from the acquisition date.

         The following unaudited pro forma financial information presents the consolidated results of operations as if the purchases of ACEFS and Enviroq had occurred on January 1, 1998. Pro forma total revenues would have been $5.7 million and $6.1 million in 1999 and 1998, respectively. Pro forma net loss would have been ($657,000) and ($185,000) in 1999 and 1998, respectively. Pro forma net loss per share would have been ($0.30) and ($0.08) in 1999 and 1998, respectively.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




(3)      NOTES PAYABLE

         The notes payable at December 31, 1999 and 1998 consist of the following:

                                                                                        1999           1998
                                                                                    ------------   ------------

         Notes payable to several banks, interest payable at the
              Prime rate plus 1%, secured by various assets,
              paid in full during 1999                                              $         --        245,749

         Note payable to bank, interest only due monthly at LIBOR
              plus 1.5% (6.703% at December 31, 1999) through July 15, 2000, then equal monthly installments of principal and interest
              through maturity on July 15, 2005, secured by the assets of ACE            700,000             --

         Subordinated convertible promissory notes payable to the
              former shareholders of ACEFS, interest only due
              quarterly at 8%, unsecured, principal payments due
              annually through maturity on December 31, 2003                             350,000             --
                                                                                    ------------   ------------
                                                                                       1,050,000        245,749

                  Less current portion                                                   133,333        212,933
                                                                                    ------------   ------------
                                                                                    $    916,667         32,816
                                                                                    ============   ============

         The subordinated convertible promissory notes are convertible, at the option of the holders, into common stock of the Company at any time after August 1, 2000. The number of shares to be issued upon conversion is determined by dividing the aggregate principal amount outstanding, including accrued and unpaid interest, by $4.00.

         Principal maturities on the notes payable are as follows:


              YEAR ENDING
              DECEMBER 31,                                            AMOUNT
              ------------                                            ------

                  2000                                           $    133,333
                  2001                                                215,000
                  2002                                                240,000
                  2003                                                240,000
                  2004                                                140,000
                  Thereafter                                           81,667
                                                                 ------------
                                                                 $  1,050,000
                                                                 ============

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




         The Company considers the carrying value of its notes payable to be a reasonable estimation of their fair value based on the current market rates available for debt of the same remaining maturities.


(4)      INCOME TAXES

         Income tax (benefit) expense attributable to income from continuing operations was $(365,435) and $398 for the years ended December 31, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                                   1999           1998
                                                                               ------------   ------------

                  Tax at the statutory federal rate                            $   (349,930)        (6,690)
                  Goodwill amortization                                              24,433            919
                  Entertainment expenses                                              5,743             --
                  State tax benefit                                                 (37,242)            --
                  Other                                                              (8,439)         6,169
                                                                               ------------   ------------
                                                                               $   (365,435)           398
                                                                               ============   ============


         Included in prepaid and other assets as of December 31, 1999, on the accompanying consolidated balance sheet is $88,627 of current income taxes receivable.

         Income tax expense (benefit) attributable to income from continuing operations consists of:


                                                                  CURRENT        DEFERRED         TOTAL
                                                                ------------   ------------   ------------

                  Year ended December 31, 1999:
                      U.S. Federal                              $    196,534       (505,542)      (309,008)
                      State                                           39,339        (95,766)       (56,427)
                                                                ------------   ------------   ------------
                                                                $    235,873       (601,308)      (365,435)
                                                                ============   ============   ============

                  Year ended December 31, 1998:
                      U.S. Federal                              $        398             --            398
                      State                                               --             --             --
                                                                ------------   ------------   ------------
                                                                $        398             --            398
                                                                ============   ============   ============

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:


                                                                                   1999           1998
                                                                               ------------   ------------
                  Deferred tax assets:
                      Net unrealized losses on investments                     $     16,745             --
                      Allowance for doubtful accounts                                22,068             --
                      Accrued expenses                                                2,956             --
                                                                               ------------   ------------
                          Total deferred assets                                      41,769             --
                                                                               ------------   ------------
                  Deferred tax liabilities:
                      Deferred gain on land acquired from Enviroq                        --       (560,634)
                      Property, plant and equipment                                  (1,095)            --
                                                                               ------------   ------------
                          Total deferred liabilities                                 (1,095)      (560,634)
                                                                               ------------   ------------

                          Net deferred tax assets (liabilities)                $     40,674       (560,634)
                                                                               ============   ============


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


(5)      RELATED PARTY TRANSACTION

         The Company performs certain asset management functions for Intrepid Capital, L.P. and during 1999 and 1998, received $57,142 and $68,236, respectively, for such services.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




(6)      COMMITMENTS

         The Company has entered into lease agreements for office space which expire in 2009. Leases are accounted for as operating leases with rental payments recorded on a straight-line basis over the term of the lease regardless of when payments are due. The future minimum rental obligations under the leases are as follows:

              YEAR ENDING
              DECEMBER 31,                                          AMOUNT
              ------------                                       ------------

                  2000                                           $    204,208
                  2001                                                224,319
                  2002                                                236,156
                  2003                                                243,469
                  2004                                                250,754
                  Thereafter                                          755,703
                                                                 ------------
                                                                 $  1,914,609
                                                                 ============


         Rent expense for the years ended December 31, 1999 and 1998 was $95,845 and $44,836, respectively.

         ACE is subject to the Securities and Exchange Commission's Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The SEC is empowered to restrict ACE's business activities should its aggregate indebtedness to net capital ratio exceed 15 to 1. At December 31, 1999, ACE had net capital of $908,809, which was $658,809 in excess of its required capital of $250,000. At the same date, ACE's ratio of aggregate indebtedness to net capital was 0.30 to 1.0. Accordingly, ACE was in compliance with the net capital requirements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




(7)      SEGMENTS

         During 1999 and 1998, the Company operated in two principal segments, investment advisory services and broker/dealer services which includes investment banking revenues. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments, exclusive of the impact of corporate expenses. The revenues and net income for each of the reportable segments are summarized as follows for the years ended December 31, 1999 and 1998:

                                                                                   1999           1998
                                                                               ------------   ------------
                  Revenues:
                      Investment advisory services segment                     $    813,207      1,066,816
                      Broker/dealer services segment                              2,085,042      1,764,160
                      Enviroq                                                     1,771,250        118,595
                      Corporate                                                     310,900             --
                      Intersegment revenues                                        (487,912)      (190,000)
                                                                               ------------   ------------
                                                                               $  4,492,487      2,759,571
                                                                               ============   ============

                  Net (loss) income:
                      Investment advisory services segment                     $   (311,563)       (21,238)
                      Broker/dealer services segment                                 62,423         24,997
                      Enviroq                                                        56,102         12,602
                      Corporate                                                    (470,734)       (36,434)
                                                                               ------------   ------------
                                                                               $   (663,772)       (20,073)
                                                                               ============   ============

       During 1999, a significant portion of the Company's resinous materials sales included within the Enviroq segment, was to one customer which accounted for 69% of total resinous material sales.

       The total assets for each of the reportable segments are summarized as follows as of December 31, 1999 and 1998. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                                                   1999           1998
                                                                               ------------   ------------
                  Assets:
                      Investment advisory services segment                     $    256,129        231,272
                      Broker-dealer services segment                              1,340,988        192,831
                      Enviroq                                                     1,511,440      3,325,224
                      Other                                                         422,335        654,772
                                                                               ------------   ------------
                                                                               $  3,530,892      4,409,099
                                                                               ============   ============

                                 EXHIBIT INDEX


Exhibit No.                    Description of Exhibit
-----------                    ----------------------


     2.1          Share Purchase Agreement dated as of August 4, 1999, among
                  Intrepid Capital Corporation, Benjamin C. Bishop, Jr.,
                  Charles E. Harris, Synagen Capital Partners, Inc. and Arnold
                  A. Heggestad (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed August 18, 1999).


     3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.(A) to the Registrant's Form S-4 filed November 6, 1998, Registration No. 333-66859).


     3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.(B) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


     9.1          Form of Voting Agreement (incorporated by reference to
                  Exhibit 9 to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


     10.1         Form of Employment Agreement between Intrepid Capital
                  Corporation and William J. Long (incorporated by reference to
                  Exhibit 10.(A) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


     10.2         Form of Employment Agreement between Intrepid Capital
                  Corporation and Forrest Travis (incorporated by reference to Exhibit 10.(B) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


     10.3         Form of Employment Agreement between Intrepid Capital
                  Corporation and Mark F. Travis (incorporated by reference to
                  Exhibit 10.(C) to the Registrant's Form S-4 filed November 6,
                  1998, Registration No. 333-66859).


     10.4         Incentive Stock Option Plan of Intrepid Capital Corporation
                  (incorporated by reference to Exhibit 10.(D) to the Registrant's Form S-4 filed November 6, 1998, Registration
                  No. 333-66859).


     10.5         Non-Employee Directors' Stock Option Plan of Intrepid Capital
                  Corporation (incorporated by reference to Exhibit 10.(E) to the Registrant's Form S-4 filed November 6, 1998,
                  Registration No. 333-66859).


     10.6         Form of Non-Negotiable Convertible Promissory Note between
                  Intrepid Capital Corporation and Synagen Capital Partners,
                  Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 18, 1999).


     10.7         Form of Non-Negotiable Convertible Promissory Note between
                  Intrepid Capital Corporation and Benjamin C. Bishop, Jr.
                  (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 18, 1999).


     10.8         Form of Non-Negotiable Convertible Promissory Note between
                  Intrepid Capital Corporation and Arnold A. Heggestad
                  (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 18, 1999).


     10.9         Form of Employment Agreement between Intrepid Capital
                  Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed
                  August 18, 1999).


     21.1         List of Subsidiaries.


     24.1 Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.


     27           Financial Data Schedule. (for SEC use only)
