Form 10QSB
period 2000-03-31
INTREPID CAPITAL CORP
filed 2000-05-12
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ]      Transition Report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period from ______________ to ________________

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

               --------------------------------------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [ X ] NO [ ]



         As of April 30, 2000, there were 2,214,525 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000



                         PART I - FINANCIAL INFORMATION



ITEM 1            FINANCIAL STATEMENTS

     Consolidated Balance Sheets of Intrepid Capital Corporation and
     Subsidiaries as of March 31, 2000 and December 31, 1999.....................................           3

     Consolidated Statements of Operations of Intrepid Capital
     Corporation and Subsidiaries for the Three Months Ended March 31,
     2000 and 1999...............................................................................           4

     Consolidated Statements of Cash Flows of Intrepid Capital
     Corporation and Subsidiaries for the Three Months Ended March 31,
     2000 and 1999...............................................................................           5

     Notes to Consolidated Financial Statements..................................................         6-8


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     Liquidity and Capital Resources.............................................................           9

     Results of Operations.......................................................................        9-11


                                        PART II - OTHER INFORMATION


ITEM 1 AND ITEM 6.OTHER INFORMATION

     Other Information...........................................................................         11

SIGNATURES.......................................................................................         12


                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      March 31, 2000 and December 31, 1999

                                   (unaudited)



          ASSETS                                                              2000                 1999
                                                                          -----------           ----------
Current assets:
    Cash and cash equivalents                                             $   940,772            1,094,700
    Investments, at fair value                                                341,121              461,210
    Accounts receivable, net of allowance
       for doubtful accounts of $58,074 in 2000 and 1999                      187,999              246,702
    Inventories                                                               113,368              107,860
    Prepaid and other assets                                                  277,592              142,848
                                                                          -----------           ----------
          Total current assets                                              1,860,852            2,053,320

Property, plant, and equipment, net of accumulated
    depreciation of $143,808 in 2000 and $111,122 in 1999                     432,392              388,222
Goodwill, less accumulated amortization of $90,205
    in 2000 and $71,622 in 1999                                             1,024,794            1,043,377
Deferred tax assets                                                            51,628               40,674
Other assets                                                                    1,319                5,299
                                                                          -----------           ----------
          Total assets                                                    $ 3,370,985            3,530,892
                                                                          ===========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   215,551              149,442
    Accrued expenses                                                          337,227              388,956
    Securities sold, not yet purchased                                         55,165                2,555
    Current portion of notes payable                                          133,333              133,333
    Other                                                                     119,683              123,978
                                                                          -----------           ----------
          Total current liabilities                                           860,959              798,264

Notes payable, less current portion                                           916,667              916,667
                                                                          -----------           ----------
          Total liabilities                                                 1,777,626            1,714,931
                                                                          -----------           ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,215,525 shares at March 31, 2000
       and December 31, 1999                                                   22,155               22,155
    Treasury stock, at cost - 1,000 shares held                                (3,669)              (3,669)
    Additional paid-in capital                                              2,481,320            2,481,320
    Accumulated deficit                                                      (906,447)            (683,845)
                                                                          -----------           ----------
          Total stockholders' equity                                        1,593,359            1,815,961
                                                                          -----------           ----------
                                                                          $ 3,370,985            3,530,892
                                                                          ===========           ==========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)



                                                                              2000                 1999
                                                                          -----------           ----------
Revenues:
    Commissions                                                           $   594,938              385,930
    Asset management fees                                                     183,887              225,015
    Investment banking revenues                                                20,381                   --
    Net trading profits (losses)                                               56,162              (25,137)
    Resinous material sales                                                   225,187              396,846
    Dividend and interest income                                               23,258                3,447
    Other                                                                       6,195                4,405
                                                                          -----------           ----------
          Total revenues                                                    1,110,008              990,506
                                                                          -----------           ----------

Expenses:
    Salaries and employee benefits                                            767,590              505,432
    Brokerage and clearing                                                    127,108              118,169
    Cost of resinous material sales                                           115,151              253,598
    Advertising and marketing                                                  81,948               60,861
    Professional and regulatory fees                                           90,031               76,479
    Occupancy and maintenance                                                 113,834               43,128
    Depreciation and amortization                                              51,269               35,338
    Interest expense                                                           18,860                4,851
    Other                                                                     101,123               61,594
                                                                          -----------           ----------
          Total expenses                                                    1,466,914            1,159,450
                                                                          -----------           ----------

          Loss before income taxes                                           (356,906)            (168,944)

Income tax benefit                                                           (134,304)                  --
                                                                          -----------           ----------

          Net loss                                                        $  (222,602)            (168,944)
                                                                          ===========           ==========

Basic net loss per share                                                  $     (0.10)               (0.08)
                                                                          ===========           ==========

Weighted average shares outstanding                                         2,214,525            2,214,758
                                                                          ===========           ==========



See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999

                                   (unaudited)



                                                                   2000                1999
                                                                ----------           --------
Cash flows from operating activities:
    Net loss                                                    $ (222,602)          (168,944)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                51,269             35,338
       Sales (purchases) of investments and securities
          sold, not yet purchased, net                             228,861            (10,000)
       Net trading (profits) losses                                (56,162)            25,137
       Deferred tax benefit                                        (10,954)                --
       Change in assets and liabilities:
          Accounts receivable                                       58,703           (171,206)
          Inventories                                               (5,508)           (22,144)
          Prepaid and other assets                                (130,764)            (6,123)
          Accounts payable and accrued expenses                     14,380           (362,612)
          Other liabilities                                         (4,295)             5,755
                                                                ----------           --------
             Net cash used in operating activities                 (77,072)          (674,799)
                                                                ----------           --------

Cash flows from investing activities

    purchase of property, plant, and equipment                     (76,856)            (2,481)
                                                                ----------           --------

Cash flows from financing activities:
    Principal payments on notes payable                                 --            (39,307)
    Purchase of treasury stock                                          --             (3,669)
                                                                ----------           --------
             Net cash used in financing activities                      --            (42,976)
                                                                ----------           --------

             Net decrease in cash and cash equivalents            (153,928)          (720,256)

Cash and cash equivalents at beginning of period                 1,094,700            928,186
                                                                ----------           --------

Cash and cash equivalents at end of period                      $  940,772            207,930
                                                                ==========           ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $   11,860              4,851
                                                                ==========           ========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

              Intrepid Capital Corporation (the "Company") was formed on April 3, 1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998, as part of a simultaneous merger and reorganization, the Company acquired all of the outstanding shares of Enviroq Corporation ("Enviroq"), Intrepid Capital Management, Inc. ("ICM") and Capital Research Corporation ("CRC") through a series of stock-for-stock and stock-for-cash exchanges with the former shareholders of each entity. The Company is located in Jacksonville Beach, Florida and conducts its business through its three wholly-owned subsidiaries.

              ICM provides investment consulting and investment management services to individuals and corporations. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

              CRC was a registered broker/dealer with the Securities and Exchange Commission (the "SEC") and a member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation (the "SIPC"). In a transaction effective on August 1, 1999, the Company acquired all the outstanding shares of Allen C. Ewing Financial Services, Inc. ("ACEFS"). Primarily all of ACEFS' operations were conducted through its wholly owned subsidiary, Allen C. Ewing & Co., a registered broker/dealer with the SEC and a member of the NASD and the SIPC. Concurrent with that transaction, the Company contributed all of the assets and liabilities of ACEFS to CRC.

              Subsequent to the acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name Allen C. Ewing & Co. ("ACE"), which retained its broker/dealer registration. Effective December 31, 1999, CRC is no longer a registered broker/dealer. ACE conducts a general securities business on a fully-disclosed basis through a clearing broker/dealer that carries all accounts and prepares and maintains all books and records for ACE's customers.

              Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


              The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on March 28, 2000. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals necessary for fair presentation of the unaudited information. The results of operations for three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

       (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries ICM, ACE, and Enviroq.

              All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary because of its accumulated deficit position.

       (C)    EARNINGS PER SHARE

              Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three months ended March 31, 2000 and 1999, the Company had no dilutive common stock equivalents.

       (D)    COMPREHENSIVE INCOME

              No differences between total comprehensive loss and net loss existed in the financial statements reported for the three months ended March 31, 2000 and 1999.

(2)    RELATED PARTY TRANSACTION

              The Company performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which the Company is general partner and a 3.77% equity interest owner as of March 31, 2000. For the three months ended March 31, 2000 and 1999, the Company received $8,944 and $17,195, respectively, for such services.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


(3)    SEGMENTS

              During 2000 and 1999, the Company operated in two principal segments, investment advisory services and broker/dealer services, which includes investment banking revenues. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net (loss) income for each of the reportable segments are summarized as follows for the three months ended March 31, 2000 and 1999:

                                                                                     2000                1999
                                                                                  ----------           --------
                      Revenues:
                        Investment advisory services segment                      $  186,565            201,038
                        Broker/dealer services segment                               694,016            392,284
                        Enviroq                                                      227,420            397,184
                        Corporate                                                     62,007            123,356
                        Intersegment revenues                                        (60,000)          (123,356)
                                                                                  ----------           --------
                                                                                  $1,110,008            990,506
                                                                                  ==========           ========

                      Net (loss) income:
                        Investment advisory services segment                      $  (71,293)             7,886
                        Broker/dealer services segment                                (3,683)            25,417
                        Enviroq                                                      (74,270)           (97,388)
                        Corporate                                                    (73,356)          (104,859)
                                                                                  ----------           --------
                                                                                  $ (222,602)          (168,944)
                                                                                  ==========           ========


              The total assets for each of the reportable segments are summarized as follows as of March 31, 2000 and December 31, 1999. Non-segment assets consist primarily of cash, investments and other assets, which are recorded at the parent company level.


                                                                                     2000               1999
                                                                                  ----------          ---------
                      Assets:
                        Investment advisory services segment                      $  259,888            256,129
                        Broker/dealer services segment                             1,303,895          1,340,988
                        Enviroq                                                    1,401,175          1,511,440
                        Other                                                        406,027            422,335
                                                                                  ----------          ---------
                                                                                  $3,370,985          3,530,892
                                                                                  ==========          =========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are "forwardlooking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Intrepid Capital Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

Liquidity and Capital Resources

         The Company's current assets consist generally of cash, money market funds and trading securities. Trading securities represent a significant portfolio of individual securities and an investment in Intrepid Capital, L.P, an investment limited partnership to which the Company is general partner. The Company has financed its growth in operations with funds generated from stockholder capital and long-term loans. The Company's management believes that existing capital and funds generated from operations will provide the Company with sufficient resources to meet present cash and capital needs.

         For the three months ended March 31, 2000, net cash used in operating activities was $77,072, primarily attributable to the net loss. Net cash used in investing activities was $76,856 primarily due to the purchase of property, plant, and equipment. There were no financing activities for the period.

         The Company, through its subsidiary ACE, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At March 31, 2000, ACE's regulatory net capital was $926,055, which is $676,055 in excess of its minimum net capital requirement of $250,000.

         Since its acquisition of Enviroq in December 1998, the Company has been evaluating alternatives for the future of this business because of its inconsistency with the Company's primary mission. The Company is currently pursuing several alternatives for this business, including a possible sale of Sprayroq, Enviroq's 50% owned subsidiary that conducts primarily all of Enviroq's operations.

Results of Operations

         Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

         Total revenues were $1,110,008 for the three months ended March 31, 2000, compared to $990,506 for the three months ended March 31, 1999, representing a 12.1% increase. The increase is primarily attributable to increased commissions as a result of the acquisition of ACE in August 1999.

         Commissions increased $209,008, or 54.2%, to $594,938. Commissions represent revenue earned from securities transactions conducted on behalf of customers, including transactions with mutual funds and variable annuities. The increase primarily represents increased transaction volume as a result of the acquisition of ACE in August 1999.

         Asset management fees decreased $41,128 or 18.3%, to $183,887. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $92.5 million at December 31, 1999, compared to $101.0 million at December 31, 1998. The decrease in asset management fees for the three months ended March 31, 2000 relates directly to the net decrease in AUM at the market close of the prior quarter. The net decrease in AUM was caused by investment performance and the net change in client assets. AUM was $84.5 million at March 31, 2000, compared to $89.3 million at March 31, 1999.

         Investment banking revenues of $20,381 represent fees earned by ACE for providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock.

         Net trading profits (losses) increased $81,299, or 323.4%, to $56,162. There were $74,988 of realized gains and $18,826 of unrealized losses in the Company's investment in trading securities and Intrepid Capital, L.P., primarily due to positive market conditions.

         Resinous material sales decreased $171,659, or 43.3% to $225,187. The decrease is primarily attributable to no new license sales for the three months ended March 31, 2000 compared to two new license sales for the three months ended March 31, 1999.

         Dividend and interest income increased $19,811, or 574.7%, to $23,258. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to increased margin interest earned on customer margin accounts as a result of the acquisition of ACE in August 1999.

         Total expenses were $1,466,914 for the three months ended March 31, 2000, compared to $1,159,450 for the three months ended March 31, 1999, representing a 26.5% increase. The increase is primarily attributable to the acquisition of ACE in August 1999.

         Salaries and employee benefits increased $262,158, or 51.9%, to $767,590. The increases are due to annual increases in salaries and the acquisition of ACE in August 1999.

         Brokerage and clearing expenses increased $8,939, or 7.6%, to $127,108. Brokerage and clearing expenses represent the securities transaction costs directly related to commission revenue earned by ACE. These costs, paid to the clearing broker/dealers, increase at a declining rate because of volume discounting. During the quarter ended March 31, 2000, the Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net increase reflects increased transaction volume and one-time costs associated with the re-negotiated clearing agreement.

         Cost of resinous material sales decreased $138,447, or 54.6% to $115,151. The decrease is primarily attributable to no new license sales or cost of license sales for the three months ended March 31, 2000 compared to two new license sales for the three months ended March 31, 1999. Gross margin for license sales is approximately 15% compared to 50% for resin sales.

         Advertising and marketing expenses increased $21,087, or 34.6%, to $81,948. The increase can be attributed to additional advertising and marketing expenses ICM incurred to increase name recognition and to the acquisition of ACE in August 1999.

         Professional and regulatory expenses increased $13,552, or 17.7%, to $90,031 due to an increase in outside professional fees for additional accounting and legal services necessary to conduct business as a public entity and to the acquisition of ACE in August 1999.

         Occupancy and maintenance expenses increased $70,706, or 163.9%, to $113,834 as a result of the acquisition of ACE in August 1999 and to the relocation of the Company's headquarters in January 2000.

         Depreciation and amortization expenses increased $15,931, or 45.1%, to $51,269 due to the amortization of goodwill incurred as a result of the acquisition of ACE in August 1999 and to the depreciation of acquired assets, including leasehold improvements for the Company's new headquarters.

         Other expenses increased $39,529, or 64.2%, to $101,123 due to increased general and administrative expenses as a result of the acquisition of ACE in August 1999.



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

                                           INTREPID CAPITAL CORPORATION


                                           By   /s/ Forrest Travis
                                              ----------------------------------
                                              Forrest Travis, President and
                                              Chief Executive Officer

                                           Dated:  May 12, 2000


                                           By   /s/ Michael J. Wallace
                                              ----------------------------------
                                              Michael J. Wallace, Principal
                                              Accounting Officer

                                           Dated:  May 12, 2000

                                  EXHIBIT INDEX


Exhibit No.                            Description of Exhibit
-----------                            ----------------------


27                                     Financial Data Schedule (for SEC use only)
