Form 10QSB
period 2000-06-30
INTREPID CAPITAL CORP
filed 2000-08-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    OR

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         ---------   ----------

                        Commission file number 333-66859

                          INTREPID CAPITAL CORPORATION
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                              59-3546446
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



         As of July 31, 2000, there were 2,214,525 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000



                         PART I - FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS

     Consolidated Balance Sheets of Intrepid Capital Corporation and
     Subsidiaries as of June 30, 2000 and December 31, 1999......................................       3

     Consolidated Statements of Operations of Intrepid Capital Corporation
     and Subsidiaries for the Three and Six Month Periods Ended June 30,
     2000 and 1999...............................................................................       4

     Consolidated Statements of Cash Flows of Intrepid Capital Corporation
     and Subsidiaries for the Six Months Ended June 30, 2000 and 1999............................       5

     Notes to Consolidated Financial Statements..................................................     6-8


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

     Liquidity and Capital Resources.............................................................       9

     Results of Operations.......................................................................   10-13


                                   PART II - OTHER INFORMATION


ITEM 1 AND ITEM 6.  OTHER INFORMATION

     Other Information...........................................................................      13

SIGNATURES.......................................................................................      14

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                       June 30, 2000 and December 31, 1999

                                   (unaudited)

          ASSETS                                                              2000                1999
                                                                          -----------           ----------
Current assets:
    Cash and cash equivalents                                             $   615,010            1,094,700
    Investments, at fair value                                                239,270              461,210
    Accounts receivable, net of allowance
       for doubtful accounts of $58,074 in 2000 and 1999                      268,068              246,702
    Inventories                                                                75,526              107,860
    Prepaid and other assets                                                  279,160              142,848
                                                                          -----------           ----------
          Total current assets                                              1,477,034            2,053,320

Property, plant, and equipment, net of accumulated
    depreciation of $123,705 in 2000 and $111,122 in 1999                     411,737              388,222
Goodwill, less accumulated amortization of $108,788
    in 2000 and $71,622 in 1999                                             1,006,211            1,043,377
Deferred tax assets                                                                --               40,674
Other assets                                                                    8,804                5,299
                                                                          -----------           ----------
          Total assets                                                    $ 2,903,786            3,530,892
                                                                          ===========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   121,195              149,442
    Accrued expenses                                                          283,465              388,956
    Securities sold, not yet purchased                                             --                2,555
    Current portion of notes payable                                          203,333              133,333
    Other                                                                     142,294              123,978
                                                                          -----------           ----------
          Total current liabilities                                           750,287              798,264

Notes payable, less current portion                                           846,667              916,667
                                                                          -----------           ----------
          Total liabilities                                                 1,596,954            1,714,931
                                                                          -----------           ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,215,525 shares at June 30, 2000
       and December 31, 1999                                                   22,155               22,155
    Treasury stock, at cost - 1,000 shares held                                (3,669)              (3,669)
    Additional paid-in capital                                              2,481,320            2,481,320
    Accumulated deficit                                                    (1,192,974)            (683,845)
                                                                          -----------           ----------
          Total stockholders' equity                                        1,306,832            1,815,961
                                                                          -----------           ----------
                                                                          $ 2,903,786            3,530,892
                                                                          ===========           ==========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

            Three and Six month periods ended June 30, 2000 and 1999

                                   (unaudited)

                                                        THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30                     ENDED JUNE 30
                                                    2000             1999            2000             1999
                                                 -----------       ---------      ----------       ----------
Revenues:
    Commissions                                  $   430,825         447,180       1,025,763          833,110
    Asset management fees                            164,239         209,025         348,126          434,040
    Investment banking revenues                       45,910              --          66,291               --
    Net trading profits                               53,061          65,736         109,223           40,599
    Resinous material sales                          260,079         732,281         485,266        1,129,127
    Dividend and interest income                      15,678          13,257          38,936           16,704
    Other                                             18,271          21,043          24,466           25,448
                                                 -----------       ---------      ----------       ----------
          Total revenues                             988,063       1,488,522       2,098,071        2,479,028
                                                 -----------       ---------      ----------       ----------

Expenses:
    Salaries and employee benefits                   649,237         602,441       1,416,827        1,107,873
    Brokerage and clearing                            94,914         123,628         222,022          241,797
    Cost of resinous material sales                  136,445         299,871         251,596          553,469
    Advertising and marketing                         46,295          81,383         128,243          142,244
    Professional and regulatory fees                  93,018          82,445         183,049          158,924
    Occupancy and maintenance                        108,966          48,837         222,800           91,965
    Depreciation and amortization                     50,484          23,237         101,754           58,575
    Interest expense                                  19,381           8,739          38,241           13,590
    Other                                             94,322          92,630         195,444          154,224
                                                 -----------       ---------      ----------       ----------
          Total expenses                           1,293,062       1,363,211       2,759,976        2,522,661
                                                 -----------       ---------      ----------       ----------

          (Loss) income before income taxes         (304,999)        125,311        (661,905)         (43,633)

Income tax benefit                                   (18,472)             --        (152,776)              --
                                                 -----------       ---------      ----------       ----------

          Net (loss) income                      $  (286,527)        125,311        (509,129)         (43,633)
                                                 ===========       =========      ==========       ==========

Basic net (loss) income per share                $     (0.13)           0.06           (0.23)           (0.02)
                                                 ===========       =========      ==========       ==========

Diluted net (loss) income per share              $     (0.13)           0.05           (0.23)           (0.02)
                                                 ===========       =========      ==========       ==========

Basic weighted average shares outstanding          2,214,525       2,214,525       2,214,525        2,214,647
                                                 ===========       =========      ==========       ==========

Diluted weighted average shares outstanding        2,214,525       2,315,561       2,214,525        2,214,647
                                                 ===========       =========      ==========       ==========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999

                                   (unaudited)

                                                                              2000               1999
                                                                          -----------          ----------
Cash flows from operating activities:
    Net loss                                                              $  (509,129)         $   (43,633)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                          101,754               58,575
       Sales (purchases) of investments and securities
          sold, not yet purchased, net                                        328,608           (1,099,766)
       Net trading profits                                                   (109,223)             (40,599)
       Change in assets and liabilities:
          Accounts receivable                                                 (21,366)            (103,100)
          Inventories                                                          32,334               37,166
          Prepaid and other assets                                            (99,143)             (27,690)
          Accounts payable and accrued expenses                              (133,738)            (669,696)
          Other liabilities                                                    18,316              (47,848)
                                                                          -----------          -----------
             Net cash used in operating activities                        $  (391,587)         $(1,936,591)
                                                                          -----------          -----------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                (88,103)             (31,497)
    Proceeds from sale of land                                                     --            1,800,000
                                                                          -----------           ----------
             Net cash (used in) provided by investing activities              (88,103)           1,768,503
                                                                          -----------           ----------

Cash flows from financing activities:
    Principal payments on notes payable                                            --             (245,749)
    Purchase of treasury stock                                                     --               (3,669)
                                                                          -----------           ----------
             Net cash used in financing activities                                 --             (249,418)
                                                                          -----------           ----------

             Net decrease in cash and cash equivalents                       (479,690)            (417,506)

Cash and cash equivalents at beginning of period                            1,094,700              928,186
                                                                          -----------           ----------

Cash and cash equivalents at end of period                                $   615,010           $  510,680
                                                                          ===========           ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $    42,691           $   13,590
                                                                          ===========           ==========

Supplemental disclosure of non-cash transactions:
    Investment purchased with margin loan                                 $        --           $  836,622
                                                                          ===========           ==========

See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2000


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

              Subsequent to the acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name Allen C. Ewing & Co. ("Ewing"), which retained its broker/dealer registration. Effective December 31, 1999, CRC is no longer a registered broker/dealer. Ewing conducts a general securities business on a fully-disclosed basis through a clearing broker/dealer that carries all accounts and prepares and maintains all books and records for Ewing's customers.

              Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2000


              The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on March 28, 2000. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals necessary for fair presentation of the unaudited information. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.

       (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries ICM, Ewing, and Enviroq.

              All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary because of its accumulated deficit position.

       (C)    EARNINGS PER SHARE

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted EPS for the three month period ended June 30, 1999 assumes warrants to purchase 150,000 shares of common stock have been exercised using the treasury stock method. For the three and six month periods ended June 30, 2000 and the six month period ended June 30, 1999, the Company had no dilutive common stock equivalents.

       (D)    COMPREHENSIVE INCOME

              No differences between total comprehensive (loss) income and net
              (loss) income existed in the financial statements reported for the three and six month periods ended June 30, 2000 and 1999.

(2)    RELATED PARTY TRANSACTION

              The Company performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which the Company is general partner and a 3.77% equity interest owner as of June 30, 2000. For the six months ended June 30, 2000 and 1999, the Company received $18,047 and $30,942, respectively, for such services.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2000


 (3)   SEGMENTS

              During 2000 and 1999, the Company operated in two principal segments, investment advisory services and broker/dealer services, which includes investment banking revenues. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net (loss) income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net (loss) income for each of the reportable segments are summarized as follows for the six months ended June 30, 2000 and 1999:


                                                            2000               1999
                                                        -----------         ----------
         Revenues:
            Investment advisory services segment        $   356,971            420,483
            Broker/dealer services segment                1,235,827            848,299
            Enviroq                                         487,960          1,141,942
            Corporate                                       180,583            315,071
            Intersegment revenues                          (163,270)          (246,767)
                                                        -----------         ----------
                                                        $ 2,098,071          2,479,028
                                                        ===========         ==========

         Net (loss) income:
            Investment advisory services segment        $  (143,157)           (64,828)
            Broker/dealer services segment                  (37,129)            80,617
            Enviroq                                        (165,375)           137,442
            Corporate                                      (163,468)          (196,864)
                                                        -----------         ----------
                                                        $  (509,129)           (43,633)
                                                        ===========         ==========

              The total assets for each of the reportable segments are summarized as follows as of June 30, 2000 and December 31, 1999. Non-segment assets consist primarily of cash, investments and other assets, which are recorded at the parent company level.

                                                           2000             1999
                                                        ----------        ---------
         Assets:
            Investment advisory services segment        $  251,478          256,129
            Broker/dealer services segment               1,168,116        1,340,988
            Enviroq                                      1,276,062        1,511,440
            Other                                          208,130          422,335
                                                        ----------        ---------
                                                        $2,903,786        3,530,892
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

         The Company's current assets consist generally of cash, money market funds and trading securities. Trading securities represent a portfolio of individual securities and an investment in Intrepid Capital, L.P, an investment limited partnership to which the Company is general partner. The Company has financed its operations with funds generated from stockholder capital and long-term loans. The Company has developed a growth strategy plan that includes both internal growth and external growth through acquisitions.

         For the three and six month periods ended June 30, 2000, the Company incurred significant operating losses and negative cash flows. Based on its current financial position, historical trend, and estimated projections, the Company's future operations are uncertain. Management estimates that additional capital is required prior to the first quarter of 2001 to maintain the Company's ability to operate as a going concern. The Company is presently evaluating several options to raise the necessary capital, which include 1) enhance the operations, or the complete disposal of, Sprayroq, Inc. (Enviroq's 50% owned subsidiary), 2) issuing equity securities in a private placement, or
3) other financing strategies. In addition, the Company believes that its broker/dealer services segment will generate substantial high-margin investment banking revenues during the next six month period. Also, the operating results of Sprayroq, Inc., subsequent to June 30, 2000, have yielded significant increase in revenues, which the Company anticipates will continue through the next six month period. The Company believes it can reduce costs through operating efficiencies and cutbacks in overhead expenses in order to continue its operations. While management believes it will be able to meet its capital needs through several of the above alternatives, there can be no assurances that such transactions will take place on terms favorable to the Company, if at all.

         For the six months ended June 30, 2000, net cash used in operating activities of $391,587 was primarily attributable to the net loss. Net cash used in investing activities was $88,103 due to the purchase of property, plant, and equipment. There were no financing activities for the period.

         The Company, through its wholly-owned subsidiary, Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At June 30, 2000, Ewing's regulatory net capital was $529,573, which is $279,573 in excess of its minimum net capital requirement of $250,000.

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

Results of Operations


         Three Months Ended June 30, 2000 Compared to the Three Months Ended
                                 June 30, 1999

         Total revenues were $988,063 for the three months ended June 30, 2000, compared to $1,488,522 for the three months ended June 30, 1999, representing a 33.6% decrease. The decrease is primarily attributable to decreased resinous material sales.

         Commissions decreased $16,355, or 3.7%, to $430,825. Commissions represent revenue earned from securities transactions conducted on behalf of customers, including transactions with mutual funds and variable annuities. The decrease in commissions is primarily attributable to the sell-off during the three month period ended June 30, 2000; in a down market, transactions decrease and investors are less active.

         Asset management fees decreased $44,786, or 21.4%, to $164,239. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $84.5 million at March 31, 2000, compared to $89.3 million at March 31, 1999. The decrease in asset management fees for the three months ended June 30, 2000 relates directly to the net decrease in AUM at the market close of the prior quarter. The net decrease in AUM was the net result of investment performance and the net change in client assets. The negative net change in client assets is primarily attributable to the Company's "value investment style", which has not performed at historical levels over the past two years, and has resulted in client movement. AUM was $76.8 million at June 30, 2000, compared to $101.4 million at June 30, 1999.

         Investment banking revenues of $45,910 represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public.

         Net trading profits decreased $12,675, or 19.3%, to $53,061. There were $106,439 of realized gains and $53,378 of unrealized losses in the Company's investment in trading securities and Intrepid Capital, L.P.

         Resinous material sales decreased $472,202, or 64.5%, to $260,079. The decrease is primarily attributable to a decrease in resin demand from licensees.

         Total expenses were $1,293,062 for the three months ended June 30, 2000, compared to $1,363,211 for the three months ended June 30, 1999, representing a 5.1% decrease. The decrease is primarily attributable to a decrease in cost of resinous material sales, which is directly related to the decrease in resinous material sales.

         Salaries and employee benefits increased $46,796, or 7.8%, to $649,237. The increase is primarily attributable to the acquisition of Ewing in August 1999.

         Brokerage and clearing expenses decreased $28,714, or 23.2%, to $94,914. Brokerage and clearing expenses represent the securities transaction costs paid to the clearing broker/dealer, and are directly related to commission revenue earned by Ewing. During the quarter ended March 31, 2000, the Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease reflects decreased costs as a result of the re-negotiated clearing agreement and reduced transaction volume.

         Cost of resinous material sales decreased $163,426, or 54.5%, to $136,445. The decrease is primarily attributable to a decrease in resin demand from licensees.

         Advertising and marketing expenses decreased $35,088, or 43.1%, to $46,295. The decrease can be attributed to decreased travel and entertainment costs and to decreased advertising costs resulting from a one-time advertising campaign for Sprayroq conducted during the three months ended June 30, 1999.

         Professional and regulatory expenses increased $10,573, or 12.8%, to $93,018. The increase is primarily attributable to the acquisition of Ewing in August 1999.

         Occupancy and maintenance expenses increased $60,129, or 123.1%, to $108,966 as a result of the acquisition of Ewing in August 1999 and the relocation of the Company's headquarters in January 2000.

         Depreciation and amortization expenses increased $27,247, or 117.3%, to $50,484 due to the amortization of goodwill incurred as a result of the acquisition of Ewing in August 1999 and to depreciation of acquired assets. Depreciation costs incurred on leasehold improvements for the Company's new headquarters also contributed.

         Interest expense increased $10,642, or 121.8%, to $19,381 due to interest costs associated with the debt incurred as a result of the acquisition of Ewing in August 1999.

        Six Months Ended June 30, 2000 Compared to the Six Months Ended
                                 June 30, 1999

         Total revenues were $2,098,071 for the six months ended June 30, 2000, compared to $2,479,028 for the six months ended June 30, 1999, representing a 15.4% decrease. The decrease is primarily attributable to decreased resinous material sales, offset by increases in commissions and net trading profits.

         Commissions increased $192,653, or 23.1%, to $1,025,763. Commissions represent revenue earned from securities transactions conducted on behalf of customers, including transactions with mutual funds and variable annuities. The increase primarily represents increased transaction volume as a result of the acquisition of Ewing in August 1999.

         Asset management fees decreased $85,914, or 19.8%, to $348,126. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $92.5 million and $84.5 million at December 31, 1999 and March 31, 2000, respectively, compared to $101.0 million and $89.3 million at December 31, 1998 and March 31, 1999, respectively. The decrease in asset management fees for the six months ended June 30, 2000 relates directly to the net decreases in AUM at the market close prior to each quarter in the six month period. The net decrease in AUM was the net result of investment performance and the net change in client assets. The negative net change in client assets is primarily attributable to the Company's "value investment style", which has not performed at historical levels over the past two years, and has resulted in client movement. AUM was $76.8 million at June 30, 2000, compared to $101.4 million at June 30, 1999.

         Investment banking revenues of $66,291 represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public.

         Net trading profits increased $68,624, or 169.0%, to $109,223. There were $181,518 of realized gains and $72,295 of unrealized losses in the Company's investment in trading securities, which was obtained through the acquisition of Ewing in August 1999.

         Resinous material sales decreased $643,861, or 57.0%, to $485,266. The decrease is primarily attributable to a decrease in resin demand from licensees and to no new license sales for the six months ended June 30, 2000 compared to two new license sales for the six months ended June 30, 1999.

         Dividend and interest income increased $22,232, or 133.1%, to $38,936. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to increased margin interest earned on customer margin accounts as a result of the acquisition of Ewing in August 1999.

         Total expenses were $2,759,976 for the six months ended June 30, 2000, compared to $2,522,661 for the six months ended June 30, 1999, representing a 9.4% increase. The increase is primarily attributable to the acquisition of Ewing in August 1999.

         Salaries and employee benefits increased $308,954, or 27.9%, to $1,416,827. The increase is due to annual increases in salaries and the acquisition of Ewing in August 1999, which resulted in the acquisition of additional employees.

         Brokerage and clearing expenses decreased $19,775, or 8.2%, to $222,022. Brokerage and clearing expenses represent securities transaction costs paid to the clearing broker/dealer, and are directly related to commission revenue earned by Ewing. During the quarter ended March 31, 2000, the Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease reflects decreased costs as a result of the re-negotiated clearing agreement.

         Cost of resinous material sales decreased $301,873, or 54.5%, to $251,596. The decrease is primarily attributable to a decrease in resin demand from licensees and to no new license sales for the six months ended June 30, 2000 compared to two new license sales for the six months ended June 30, 1999. Gross margin for license sales is approximately 15% compared to 50% for resin sales.

         Advertising and marketing expenses decreased $14,001, or 9.8%, to $128,243. The decrease can be attributed to decreased travel and entertainment costs and to decreased advertising costs resulting from a one-time advertising campaign for Sprayroq conducted during the six months ended June 30, 1999.

         Professional and regulatory expenses increased $24,125, or 15.2%, to $183,049. The increase is primarily attributable to the acquisition of Ewing in August 1999.

         Occupancy and maintenance expenses increased $130,835, or 142.3%, to $222,800 as a result of the acquisition of Ewing in August 1999 and to the relocation of the Company's headquarters in January 2000.

         Depreciation and amortization expenses increased $43,179, or 73.7%, to $101,754 due to the amortization of goodwill incurred as a result of the acquisition of Ewing in August 1999 and to depreciation of acquired assets. Depreciation costs incurred on leasehold improvements for the Company's new headquarters also contributed.

         Interest expense increased $24,651, or 181.4%, to $38,241 due to interest costs associated with the debt incurred as a result of the acquisition of Ewing in August 1999.

         Other expenses increased $41,220, or 26.7%, to $195,444 due to increased general and administrative expenses as a result of the acquisition of Ewing in August 1999.




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

                                               INTREPID CAPITAL CORPORATION


                                               By       /s/ Forrest Travis
                                                 -------------------------------
                                                   Forrest Travis, President and
                                                   Chief Executive Officer

                                               Dated:  August 14, 2000


                                               By       /s/ Michael J. Wallace
                                                 -------------------------------
                                                   Michael J. Wallace, Chief
                                                   Accounting Officer

                                               Dated:  August 14, 2000

                                 EXHIBIT INDEX


Exhibit No.               Description of Exhibit
-----------               ----------------------
27                        Financial Data Schedule (for SEC use only)