Form 10QSB
period 2000-09-30
INTREPID CAPITAL CORP
filed 2000-11-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ________

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

                                   ---------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X] NO [ ]


         As of October 31, 2000, there were 2,214,525 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                         PART I - FINANCIAL INFORMATION


ITEM 1            FINANCIAL STATEMENTS

     Consolidated Balance Sheets of Intrepid Capital Corporation and
     Subsidiaries as of September 30, 2000 and December 31, 1999.................................      3

     Consolidated Statements of Operations of Intrepid Capital Corporation and
     Subsidiaries for the Three and Nine Month Periods
     Ended September 30, 2000 and 1999...........................................................      4

     Consolidated Statements of Cash Flows of Intrepid Capital
     Corporation and Subsidiaries for the Nine Month Periods Ended
     September 30, 2000 and 1999.................................................................      5

     Notes to Consolidated Financial Statements..................................................      6-8


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     Liquidity and Capital Resources.............................................................      9

     Results of Operations.......................................................................      10-13


                                            PART II - OTHER INFORMATION


ITEM 1 AND ITEM 6 OTHER INFORMATION

     Other Information...........................................................................      13

SIGNATURES.......................................................................................      14

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    September 30, 2000 and December 31, 1999

                                  (unaudited)


          ASSETS                                                                 2000                      1999
                                                                              -----------               ----------
Current assets:
    Cash and cash equivalents                                                 $   625,968                1,094,700
    Investments, at fair value                                                     85,018                  461,210
    Accounts receivable                                                           586,607                  246,702
    Inventories                                                                   122,461                  107,860
    Prepaid and other assets                                                      254,084                  142,848
                                                                              -----------               ----------
          Total current assets                                                  1,674,138                2,053,320

Property, plant, and equipment, net of accumulated
    depreciation of $196,939 in 2000 and $111,122 in 1999                         460,155                  388,222
Goodwill, less accumulated amortization of $127,372
    in 2000 and $71,622 in 1999                                                   987,627                1,043,377
Other assets                                                                        2,122                   45,973
                                                                              -----------               ----------
          Total assets                                                        $ 3,124,042                3,530,892
                                                                              ===========               ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $   356,351                  149,442
    Accrued expenses                                                              328,364                  388,956
    Securities sold, not yet purchased                                             16,938                    2,555
    Current portion of notes payable                                              203,333                  133,333
    Other                                                                         144,165                  123,978
                                                                              -----------               ----------
          Total current liabilities                                             1,049,151                  798,264

Notes payable, less current portion                                               846,667                  916,667
Minority interest in consolidated subsidiary                                       91,495                       --
                                                                              -----------               ----------
          Total liabilities                                                     1,987,313                1,714,931
                                                                              -----------               ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,215,525 shares at September 30, 2000
       and December 31, 1999                                                       22,155                   22,155
    Treasury stock, at cost - 1,000 shares held                                    (3,669)                  (3,669)
    Additional paid-in capital                                                  2,481,320                2,481,320
    Accumulated deficit                                                        (1,363,077)                (683,845)
                                                                              -----------               ----------
          Total stockholders' equity                                            1,136,729                1,815,961
                                                                              -----------               ----------
                                                                              $ 3,124,042                3,530,892
                                                                              ===========               ==========


See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

         Three and Nine month periods ended September 30, 2000 and 1999

                                  (unaudited)


                                                                      THREE MONTHS                           NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                                2000               1999                2000               1999
                                                             -----------         ----------         ----------         ----------
Revenues:
    Commissions                                              $   412,508            392,507          1,438,271          1,225,617
    Asset management fees                                        165,473            228,279            513,599            662,319
    Investment banking revenues                                   74,583             82,506            140,874             82,506
    Net trading (losses) profits                                  (6,528)          (138,302)           102,695            (97,703)
    Resinous material sales                                      857,380            302,921          1,342,646          1,432,048
    Dividend and interest income                                  12,651             31,009             51,587             47,713
    Other                                                          2,294             10,003             26,760             35,451
                                                             -----------         ----------         ----------         ----------
       Total revenues                                          1,518,361            908,923          3,616,432          3,387,951
                                                             -----------         ----------         ----------         ----------

Expenses:
    Salaries and employee benefits                               622,867            738,883          2,039,694          1,846,756
    Brokerage and clearing                                        70,021            131,108            292,043            372,905
    Cost of resinous material sales                              458,042            154,717            709,638            708,186
    Advertising and marketing                                     52,196             60,891            180,439            203,135
    Professional and regulatory fees                             117,708             80,609            300,757            239,533
    Occupancy and maintenance                                    109,827             65,101            332,627            157,066
    Depreciation and amortization                                 52,015             32,784            153,769             91,359
    Interest expense                                              26,165             17,641             64,406             31,231
    Other                                                         88,128            115,854            283,572            270,079
                                                             -----------         ----------         ----------         ----------
       Total expenses                                          1,596,969          1,397,588          4,356,945          3,920,250
                                                             -----------         ----------         ----------         ----------

       Loss before income taxes and minority interest            (78,608)          (488,665)          (740,513)          (532,299)

Income tax benefit                                                    --           (183,885)          (152,776)          (200,304)
                                                             -----------         ----------         ----------         ----------

       Loss before minority interest                             (78,608)          (304,780)          (587,737)          (331,995)

Minority interest                                                (91,495)                --            (91,495)                --
                                                             -----------         ----------         ----------         ----------

       Net loss                                              $  (170,103)          (304,780)          (679,232)          (331,995)
                                                             ===========         ==========         ==========         ==========

Basic net loss per share                                     $     (0.08)             (0.14)             (0.31)             (0.15)
                                                             ===========         ==========         ==========         ==========

Diluted net loss per share                                   $     (0.08)             (0.14)             (0.31)             (0.15)
                                                             ===========         ==========         ==========         ==========

Basic weighted average shares outstanding                      2,214,525          2,214,525          2,214,525          2,214,606
                                                             ===========         ==========         ==========         ==========

Diluted weighted average shares outstanding                    2,214,525          2,214,525          2,214,525          2,214,606
                                                             ===========         ==========         ==========         ==========


See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              Nine month periods ended September 30, 2000 and 1999

                                  (unaudited)


                                                                                2000                    1999
                                                                             -----------             ----------
Cash flows from operating activities:
    Net loss                                                                 $  (679,232)              (331,995)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                             153,769                 91,359
       Minority interest                                                          91,495                     --
       Sales (purchases) of investments and securities                           493,270               (128,087)
          sold, not yet purchased, net
       Net trading (profits) losses                                             (102,695)                97,703
       Deferred tax benefit                                                           --               (560,634)
       Change in assets and liabilities:
          Accounts receivable                                                   (339,905)               (26,405)
          Inventories                                                            (14,601)                40,872
          Prepaid and other assets                                               (67,385)               (90,625)
          Accounts payable and accrued expenses                                  146,317               (907,450)
          Income taxes payable                                                        --                 48,154
          Other liabilities                                                       20,187                (13,938)
                                                                             -----------             ----------
             Net cash used in operating activities                              (298,780)            (1,781,046)
                                                                             -----------             ----------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                  (169,952)               (58,983)
    Proceeds from sale of land                                                        --              1,800,000
    Acquisition of ACEFS, net of cash acquired                                        --                 43,294
                                                                             -----------             ----------
             Net cash (used in) provided by investing activities                (169,952)             1,784,311
                                                                             -----------             ----------

Cash flows from financing activities:
    Proceeds from notes payable                                                       --              1,000,000
    Principal payments on notes payable                                               --               (545,749)
    Purchase of treasury stock                                                        --                 (3,669)
                                                                             -----------             ----------
             Net cash used in financing activities                                    --                450,582
                                                                             -----------             ----------

             Net (decrease) increase in cash and cash equivalents               (468,732)               453,847

Cash and cash equivalents at beginning of period                               1,094,700                928,186
                                                                             -----------             ----------

Cash and cash equivalents at end of period                                   $   625,968              1,382,033
                                                                             ===========             ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $    68,856                 31,231
                                                                             ===========             ==========
    Cash paid during the period for income taxes                             $        --                312,176
                                                                             ===========             ==========

Supplemental disclosure of non-cash transactions:
    Debt issued to finance acquisition of ACEFS                              $        --                350,000
                                                                             ===========             ==========


See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000


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

                  Subsequent to the acquisition, the operations of CRC and ACEFS are conducted through the merged entity under the name Allen C. Ewing & Co. ("Ewing"), which retained its broker/dealer registration. Effective December 31, 1999, CRC is no longer a registered broker/dealer. Ewing conducts a general securities business on a fully-disclosed basis through a clearing broker/dealer that carries all accounts and prepares and maintains all books and records for Ewing's customers.

                  Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary. Sprayroq is engaged in the development, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000


                  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on March 28, 2000. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals necessary for fair presentation of the unaudited information. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.

         (B)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries ICM, Ewing, and Enviroq.

                  All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. There is no recognition of minority interest in this subsidiary prior to September 30, 2000, because of its previous accumulated deficit position.

         (C)      EARNINGS PER SHARE

                  Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three and nine month periods ended September 30, 2000 and 1999, the Company had no dilutive common stock equivalents.

         (D)      COMPREHENSIVE INCOME

                  No differences between total comprehensive loss and net loss existed in the financial statements reported for the three and nine month periods ended September 30, 2000 and 1999.

(2)      RELATED PARTY TRANSACTION

                  The Company performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which the Company is general partner and a 1.23% equity interest owner as of September 30, 2000. For the nine months ended September 30, 2000 and 1999, the Company received $27,448 and $45,325, respectively, for such services.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000


(3)      SEGMENTS

                  During 2000 and 1999, the Company operated in two principal segments, investment advisory services and broker/dealer services, which includes investment banking revenues. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net (loss) income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net
                  (loss) income for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2000 and 1999:



                                                           THREE MONTHS                           NINE MONTHS
                                                        ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                     2000                1999               2000               1999
                                                  -----------         ----------         ----------         ----------
Revenues:
      Investment advisory services segment        $   170,810            202,692            527,781            623,175
      Broker/dealer services segment                  488,972            639,087          1,724,799          1,487,386
      Enviroq                                         858,015            305,971          1,345,975          1,447,913
      Corporate                                      (110,132)          (152,518)           217,043           (237,445)
      Intersegment revenues                           110,696            (86,309)          (199,166)            66,922
                                                  -----------         ----------         ----------         ----------
                                                  $ 1,518,361            908,923          3,616,432          3,387,951
                                                  ===========         ==========         ==========         ==========

Net (loss) income:
      Investment advisory services segment        $   (42,491)          (129,481)          (185,648)          (194,309)
      Broker/dealer services segment                  (31,865)            69,271            (68,994)           149,888
      Enviroq                                          75,657            (26,099)           (89,718)           111,342
      Corporate                                      (171,404)          (218,471)          (334,872)          (398,916)
                                                  -----------         ----------         ----------         ----------
                                                  $  (170,103)          (304,780)          (679,232)          (331,995)
                                                  ===========         ==========         ==========         ==========


                  The total assets for each of the reportable segments are summarized as follows as of September 30, 2000 and December 31, 1999. Non-segment assets consist primarily of cash, investments and other assets, which are recorded at the parent company level.



                                                           2000                   1999
                                                        ----------              ---------
Assets:
      Investment advisory services segment              $  130,509                256,129
      Broker/dealer services segment                     1,134,425              1,340,988
      Enviroq                                            1,635,270              1,511,440
      Other                                                223,838                422,335
                                                        ----------              ---------
                                                        $3,124,042              3,530,892
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

         The Company's current assets consist generally of cash, money market funds and accounts receivable. The Company has financed its operations with funds provided by stockholder capital and the sale of its trading securities. The Company has developed a growth strategy plan that includes both internal and external growth through acquisitions.

         For the six month period ended June 30, 2000 and, to a lesser extent, for the three month period ended September 30, 2000, the Company incurred significant operating losses and negative cash flows. The Company has evaluated several options and, subsequent to September 30, 2000, the Company's board has approved the pursuit of various strategic acquisitions that management believes will significantly improve the Company's current financial position and improve future operating results through economies of scale. Additionally, the Company has entered into an agreement for the raising of additional capital through the issuance of equity securities in private placements. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the stockholders of the Company will be reduced. The Company is presently evaluating several other options to raise capital which include enhancing the operations, or the complete disposal of, Sprayroq, Inc. (Enviroq's 50% owned subsidiary). The Company also believes that its broker/dealer services segment will generate substantial high-margin investment banking revenues during the upcoming quarter and into the following year. While management believes it will be able to meet its capital needs through several of the above alternatives, there can be no assurances that such transactions will take place on terms favorable to the Company, if at all. If adequate funds are not available or terms are not suitable, the Company's growth strategy would be significantly limited and such limitation could have a material adverse effect on the Company's business, results of operations and financial condition.

         For the nine months ended September 30, 2000, net cash used in operating activities of $298,780 was primarily attributable to the net loss, offset by cash proceeds from sales of investments. Net cash used in investing activities was $169,952 due to the purchase of property, plant, and equipment. There were no financing activities for the period.

         The Company, through its wholly-owned subsidiary, Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At September 30, 2000, Ewing's regulatory net capital was $518,678, which is $268,678 in excess of its minimum net capital requirement of $250,000.

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

Results of Operations

         Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Total revenues were $1,518,361 for the three months ended September 30, 2000, compared to $908,923 for the three months ended September 30, 1999, representing a 67.1% increase. The increase is primarily attributable to increased resinous material sales.

         Commissions increased $20,001, or 5.1%, to $412,508. Commissions represent revenue earned from securities transactions conducted on behalf of customers, including transactions with mutual funds and variable annuities. The increase in commissions is primarily attributable to the consolidation of Ewing for the entire three month period ended September 30, 2000 compared to only two months in 1999 as Ewing was acquired in August 1999.

         Asset management fees decreased $62,806, or 27.5%, to $165,473. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $76.8 million at June 30, 2000, compared to $101.4 million at June 30, 1999. The decrease in asset management fees for the three months ended September 30, 2000 relates directly to the net decrease in AUM at the market close of the prior quarter. The net decrease in AUM was the net result of investment performance and the net change in client assets. The negative net change in client assets is primarily attributable to the Company's "value investment style", which has not performed at historical levels over the past two years, and has resulted in client movement. Management believes that this trend reversed during the first quarter of 2000 and may well be followed by an extended period more favorable to the value investment style. AUM was $77.8 million at September 30, 2000, compared to $98.0 million at September 30, 1999.

         Investment banking revenues decreased $7,923, or 9.6% to $74,583. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the transaction.

         Net trading losses decreased $131,774, or 95.3%, to ($6,528). There were $6,767 of realized losses and $239 of unrealized gains in the Company's investment in trading securities and Intrepid Capital, L.P.

         Resinous material sales increased $554,459, or 183.0%, to $857,380. The increase is primarily attributable to the sale of two new licenses during the three months ended September 30, 2000 and an increase in resin demand from licensees.

         Dividend and interest income decreased $18,358, or 59.2%, to $12,651. The decrease is primarily attributable to the sale of dividend and interest bearing trading securities.

         Total expenses were $1,596,969 for the three months ended September 30, 2000, compared to $1,397,588 for the three months ended September 30, 1999, representing a 14.3% increase. The increase is primarily attributable to an increase in cost of resinous material sales, which is directly related to the increase in resinous material sales.

         Salaries and employee benefits decreased $116,016, or 15.7%, to $622,867. The decrease is primarily attributable to cost savings as a result of closing Ewing's operations in Tampa, Florida in July 2000.

         Brokerage and clearing expenses decreased $61,087, or 46.6%, to $70,021. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker/dealer, and are related to commission revenue earned by Ewing. During the quarter ended March 31, 2000, the Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease reflects decreased costs as a result of the re-negotiated clearing agreement.

         Cost of resinous material sales increased $303,325, or 196.1%, to $458,042. The increase is primarily attributable to the sale of two new licenses during the three months ended September 30, 2000 and an increase in resin demand from licensees.

         Advertising and marketing expenses decreased $8,695, or 14.3%, to $52,196. The decrease can be attributed to decreased travel and entertainment costs.

         Professional and regulatory expenses increased $37,099, or 46.0%, to $117,708. The increase is primarily attributable to increased technology costs, the relocation of Ewing's trading operations from Tampa, Florida to Jacksonville, Florida and to a nonrecurring certification fee at Sprayroq.

         Occupancy and maintenance expenses increased $44,726, or 68.7%, to $109,827 as a result of the relocation of the Company's headquarters in January 2000.

         Depreciation and amortization expenses increased $19,231, or 58.7%, to $52,015 due to the amortization of goodwill incurred as a result of the acquisition of Ewing in August 1999 and to depreciation of acquired assets. Depreciation costs incurred on leasehold improvements for the Company's new headquarters also contributed.

         Interest expense increased $8,524, or 48.3%, to $26,165 due to interest costs associated with the debt incurred as a result of the acquisition of Ewing in August 1999 and to increased market interest rates on the Company's variable rate bank note.

         Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Total revenues were $3,616,432 for the nine months ended September 30, 2000, compared to $3,387,951 for the nine months ended September 30, 1999, representing a 6.7% increase. The increase is primarily attributable to increased commissions and net trading profits.

         Commissions increased $212,654, or 17.4%, to $1,438,271. Commissions represent revenue earned from securities transactions conducted on behalf of customers, including transactions with mutual funds and variable annuities. The increase primarily represents increased transaction volume as a result of the acquisition of Ewing in August 1999.

         Asset management fees decreased $148,720, or 22.5%, to $513,599. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $92.5, $84.5, and $76.8 million at December 31, 1999, March 31, 2000, and June 30, 2000, respectively, compared to $101.0, $89.3, and $101.4 million at December 31, 1998, March 31, 1999, and June 30, 1999,
respectively. The decrease in asset management fees for the nine months ended September 30, 2000 relates directly to the net decreases in AUM at the market close prior to each quarter in the nine month period. The net decrease in AUM was the net result of investment performance and the net change in client assets. The negative net change in client assets is primarily attributable to the Company's "value investment style", which has not performed at historical levels over the past two years, and has resulted in client movement. Management believes that this trend reversed during the first quarter of 2000 and may well be followed by an extended period more favorable to the value investment style. AUM was $77.8 million at September 30, 2000, compared to $98.0 million at September 30, 1999.

         Investment banking revenues increased $58,368, or 70.7% to $140,874. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the transaction. The increase is primarily attributable to the acquisition of Ewing in August 1999.

         Net trading profits increased $200,398, or 205.1%, to $102,695. There were $174,661 of realized gains and $71,966 of unrealized losses in the Company's investment in trading securities, which includes securities obtained through the acquisition of Ewing in August 1999 and the Company's investment in Intrepid Capital, L.P.

         Resinous material sales decreased $89,402, or 6.2%, to $1,342,646. The decrease is attributable to a decline in resin demand and the timing of purchases by existing licensees.

         Dividend and interest income increased $3,874, or 8.1%, to $51,587. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to increased margin interest earned on customer margin accounts as a result of the acquisition of Ewing in August 1999.

         Total expenses were $4,356,945 for the nine months ended September 30, 2000, compared to $3,920,250 for the nine months ended September 30, 1999, representing a 11.1% increase. The increase is primarily attributable to the acquisition of Ewing in August 1999.

         Salaries and employee benefits increased $192,938, or 10.4%, to $2,039,694. The increase is due to annual increases in salaries and the acquisition of Ewing in August 1999, which resulted in additional employees for the Company.

         Brokerage and clearing expenses decreased $80,862, or 21.7%, to $292,043. Brokerage and clearing expenses represent securities transaction and other costs paid to the clearing broker/dealer, and are related to commission revenue earned by Ewing. During the quarter ended March 31, 2000, the Company re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease reflects decreased costs as a result of the re-negotiated clearing agreement.

         Cost of resinous material sales increased $1,452, or 0.2%, to $709,638, despite lower resinous material sales from the same period. The increase is primarily attributable to a change in product mix and an increase in the cost of components of equipment used in the resinous material business.

         Advertising and marketing expenses decreased $22,696, or 11.2%, to $180,439. The decrease can be attributed to decreased travel and entertainment costs and to decreased advertising costs resulting from a nonrecurring advertising campaign for Sprayroq conducted during the nine months ended September 30, 1999.

         Professional and regulatory expenses increased $61,224, or 25.6%, to $300,757. The increase is primarily attributable to increased technology costs at Ewing and to a nonrecurring certification fee at Sprayroq.

         Occupancy and maintenance expenses increased $175,561, or 111.8%, to $332,627 as a result of the acquisition of Ewing in August 1999 and to the relocation of the Company's headquarters in January 2000.

         Depreciation and amortization expenses increased $62,410, or 68.3%, to $153,769 due to the amortization of goodwill incurred as a result of the acquisition of Ewing in August 1999 and to depreciation of acquired assets. Depreciation costs incurred on leasehold improvements for the Company's new headquarters also contributed.

         Interest expense increased $33,175, or 106.2%, to $64,406 due to interest costs associated with the debt incurred as a result of the acquisition of Ewing in August 1999 and to increased market interest rates on the Company's variable rate bank note.

         Other expenses increased $13,493, or 5.0%, to $283,572 due to increased general and administrative expenses as a result of the acquisition of Ewing in August 1999.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

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



                                             INTREPID CAPITAL CORPORATION


                                             By /s/ FORREST TRAVIS
                                               --------------------------------
                                               Forrest Travis, President and
                                               Chief Executive Officer

                                             Dated:  November 13, 2000



                                             By /s/ MICHAEL J. WALLACE
                                               --------------------------------
                                               Michael J. Wallace, Chief
                                               Accounting Officer

                                             Dated:  November 13, 2000

                                 EXHIBIT INDEX


Exhibit No.                                                   Description of Exhibit
-----------                                                   ----------------------

27                                                            Financial Data Schedule (for SEC use only)