Form 10KSB40
period 2000-12-31
INTREPID CAPITAL CORP
filed 2001-04-02
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 2000 were $5,155,925.

         As of February 28, 2001, there were 2,318,996 shares of Common Stock outstanding and 1,000 shares of Common Stock issued and held in treasury. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 28, 2001, as based on the average closing bid and ask prices, was approximately $864,461.

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

General

         Intrepid Capital Corporation ("ICAP") was formed in April 1998 to merge (hereinafter referred to as the "Mergers"), through its wholly owned subsidiaries, with each of Intrepid Capital Management, Inc., a Florida corporation ("ICM"), Capital Research Corporation, a Florida corporation ("CRC"), and Enviroq Corporation, a Delaware corporation ("Enviroq"). ICAP was formed as a wholly owned subsidiary of Enviroq. At the effective time of the Mergers, ICM, CRC and Enviroq each became wholly owned subsidiaries of ICAP, and the shareholders of ICM and CRC and the stockholders of Enviroq received cash and shares of the common stock, par value $.01, of ICAP (the "ICAP Common Stock") in exchange for their shares of ICM, CRC and Enviroq, as the case may be. Prior to the Mergers, Enviroq was subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Immediately following the Mergers, Enviroq suspended its duty to file periodic reports under Section 13 of the Exchange Act, and ICAP commenced reporting thereunder.

         In a transaction effective August 1, 1999, ICAP acquired all of the outstanding capital stock of Allen C. Ewing Financial Services, Inc, a Florida corporation ("ACEFS"). Primarily all of ACEFS's operations were conducted through its wholly owned subsidiary Allen C. Ewing & Co. Concurrent with the acquisition, ICAP contributed the assets and liabilities of ACEFS to CRC. Subsequent to this acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name of Allen C. Ewing & Co. ("Ewing"). ACEFS was dissolved on December 30, 1999 and CRC was fully merged with and into Ewing on December 31, 1999.

         In a transaction effective November 30, 2000, ICAP acquired all of the outstanding capital stock of Sears Thompson Investment Group, Inc., a Florida corporation ("Sears Thompson"). Simultaneous to this acquisition, Sears Thompson was fully merged with and into Ewing.

         In the future, ICAP intends to continue to expand through the growth of its present subsidiaries and through the acquisition of additional firms that provide investment advisory, brokerage, investment banking and other financial services. Currently, the principal business of ICAP is the operation of its wholly owned subsidiaries, ICM, Ewing and Enviroq.

ICM

         ICM is an investment management company and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), operating with clients in several states primarily in the southeast United States. ICM's investment strategy is to capitalize on growth opportunities for investment management services in the institutional, for-profit corporate, non-profit corporate and private client markets. ICM is responsible for developing and implementing its own investment philosophy, business plans and management fees. ICM seeks to grow by expanding the capabilities of its investment management services, increasing and focusing its marketing efforts and selectively expanding its distribution channels. ICM's principal offices are located at 3652 South Third Street, Suite 200, Jacksonville

Beach, Florida 32250. As of December 31, 2000, ICM had $105.3 million of assets under management for its clients and for fiscal year ended December 31, 2000, a single client of ICM provided approximately 23% of ICM's revenues, with the next largest client providing less than 13%.

         ICM manages assets across a diverse range of investment styles, asset classes and client types, with significant participation in both the debt and equity markets. For the fiscal year ended December 31, 2000, investments in debt represented 58% of ICM's funds invested and investments in equity securities represented 42% of ICM's funds invested.

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

Ewing

         Ewing is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Ewing provides full-service securities brokerage and investment banking which primarily includes advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. Ewing also operates a general securities business to registered investment advisers, including ICM, on a fully disclosed basis through National Financial Services, LLC ("NFS"). Ewing's principal offices are located at 50 North Laura Street, Suite 3625, Jacksonville, Florida 32202.

         Ewing's operations, in conjunction with NFS, include the execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements. Ewing typically does not recommend particular securities to registered investment adviser clients; recommendations are determined by individual investment advisers based upon their own research and analysis and subject to applicable NASD customer suitability standards.

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

         First, the unbundling of brokerage services from other financial services has permitted investors to pick and choose among various financial service providers for specified services. As a result, firms like ICM have emerged that specialize in investment advice, the provision of financial information and financial planning. Other firms, like Ewing, specialize in providing lower-cost or discount securities brokerage services.

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

         Finally, the growth in financial assets held by an individual is accelerating. Large numbers of "baby boomers" are beginning to invest for their children's education and for their own retirement. Additionally, it is estimated that these individuals, many of whom have greater education, technical capabilities and investment choices than their parents, as well as greater access to information, will inherit a historically significant amount of assets available for investing from the previous generation during the next decade. This represents the largest absolute transference of wealth in history. The convergence of these trends is creating a new marketplace for financial services. It is also creating a new investor, who is self-reliant and value oriented. Ewing seeks to be a leading provider of financial services to this new investor.

         Ewing's Business Environment

         Market conditions during 2000 began with a continuation of the 1997 through 1999 bull market characterized by record volumes and record high market levels. However, early in the second quarter of 2000, the bull market weakened, leading to a significant downturn. The NASDAQ Composite fell more than thirty-nine percent (39%) and the S&P 500 Index fell over nine percent (9%). At the same time, competition has continued to intensify among all classes of brokerage firms and specifically within the discount brokerage business. In addition, new firms not previously in the discount brokerage business have emerged. Electronic trading continues to grow as a retail discount market segment with some firms offering very low flat rate trading execution fees that are difficult for any conventional discount firm to meet. Many of the flat fee brokers, however, impose charges for services such as mailing, transfers and handling exchanges and also direct their executions to captive market makers, which Ewing does not. Continued competition from ultra low cost, flat fee brokers and broader service offerings from other discount brokers could also limit Ewing's growth or even lead to a decline in Ewing's customer base which would adversely affect its results of operations. Industry-wide changes in trading practices are expected to cause continuing pressure on fees earned by discount brokers for the sale of order flow.

         Ewing, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect Ewing's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communication costs and occupancy expenses, remain relatively fixed.

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

ICAP Business Strategy

         ICAP intends to grow its business by leveraging its competitive asset management, investment banking and securities brokerage service strengths through ICM and Ewing, including ICM's long-term performance record, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth and profitability, ICAP will continue to pursue its business strategy, the key elements of which include:

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

         Broadening and Strengthening the ICAP Brand

         ICAP intends to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform regional image in the southeastern United States. ICAP has the capacity to create new products and services around the core ICM brand to complement its existing product offerings.

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

         Capitalizing on Acquisitions and Strategic Alliances

         ICAP intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. ICAP believes that it is well positioned, as a publicly traded company, to pursue strategic acquisitions and alliances of investment management, investment banking and securities brokerage companies.

Supervision and Regulation

         ICAP

         ICAP is incorporated under, and required to be in compliance with, the laws of the State of Delaware. ICAP is also subject to the reporting requirements of the Exchange Act as well as to applicable regulation and supervision by the Commission. Because ICAP is not engaged in the rendering of investment advisory services, its activities as a holding company will not result in ICAP being deemed an "investment adviser", as such term is defined in the Investment Advisers Act and various state advisers acts. ICAP, therefore, is not required to be registered under the Investment Advisers Act or any state advisers acts. However, because Ewing is subject to the Uniform Net Capital Rule (as defined below), ICAP is also subject to the requirements of such rule.

         ICM

         ICM is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Because ICM is engaged in the business of providing investment advisory services to a number of clients, ICM is registered under the Investment Advisers Act and under applicable state investment advisers acts. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by ICM. ICM is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to U.S. Department of Labor regulations promulgated thereunder, insofar as ICM is a "fiduciary" under ERISA with respect to its clients.

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

         Ewing

         Ewing is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Ewing is registered as a broker-dealer with the Commission under the Exchange Act and, where applicable, under various state securities laws, and is further regulated by the rules of the NASD. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by Ewing.

         Ewing is also required by federal law to belong to the SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for securities held in customer accounts of up to $500,000 per customer, subject to a limitation of $100,000 on claims for cash balances. The SIPC is funded through assessments levied on registered broker-dealers. Stocks, bonds, mutual funds and money market funds are considered securities and are protected on a share basis for the purposes of SIPC protection. SIPC protection does not apply to fluctuations in the market value of securities.

         Margin lending arranged by Ewing is subject to the margin rules of the Board of Governors of the Federal Reserve System and the NASD. Under such rules, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. In addition, those rules govern the amount of margin customers must provide and maintain in writing uncovered options.

         As a registered broker-dealer, Ewing (and ICAP by virtue of its ownership of Ewing) is subject to Rule 15c3-1 of the Exchange Act, also known as the "Uniform Net Capital Rule", which has also been adopted by the NASD. The Uniform Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the Commission and, ultimately, may require a firm's liquidation.

         Ewing falls within the provisions of Rule 15c3-l(a)(2)(iv) of the Exchange Act. Ewing is subject to the minimum net capital requirements applicable to brokers or dealers that introduce customer accounts and receive securities, which requires that Ewing maintain minimum net capital, as defined, of not less than $250,000 at December 31, 2000. Subsequent to December 31, 2000, Ewing's required minimum net capital has been reduced from $250,000 to $50,000 as a result of operational changes that include the curtailing of the Company's market making activity. Ewing is not subject to Rule 15c3-3 of the Exchange Act, which regulates a broker-dealer's custody of customer securities, and claims exemption from the reserve requirement under of Rule 15c3-3(k)(2)(ii) of the Exchange Act. Ewing maintains net capital in excess of that required by Rule 17a-11 of the Exchange Act which requires Ewing to give notice in the event that Ewing's net capital falls below certain levels.

         Ewing believes that it is currently in compliance with all state and federal regulations, and its most recent audit met all applicable regulatory requirements. Ewing also has in place an ongoing internal compliance program supported by regulators, external consultants, accountants and attorneys.

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

Employees

         As of December 31, 2000, ICAP and its subsidiaries employed 31 people, 30 full-time and 1 part-time, of whom 17 are registered with the NASD. ICAP has no collective bargaining with any of its employees and believes that its overall relations with employees are good.

ITEM 2.           DESCRIPTION OF PROPERTY

         ICAP and ICM maintain offices at 3652 South Third Street, Suite 200, Jacksonville Beach, Florida 32250, occupying approximately 5,600 square feet under a lease that expires in January 2010.

         Ewing maintains an office at 50 North Laura Street, Suite 3625, Jacksonville, Florida 32202, occupying approximately 4,300 square feet under a lease that expires in January 2005.

         Enviroq and Sprayroq maintain office/warehouse space at 4707 Alton Court, Irondale, Alabama 35210, occupying approximately 5,500 square feet under a lease that may be cancelled upon 90 days written notice.

         All properties are in adequate condition for the purposes for which ICAP uses them.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to ICAP's knowledge, threatened against ICAP or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to ICAP's stockholders during the fourth quarter of fiscal year 2000.

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

Fiscal Year 2000                                                   Low Bid         High Bid         Low Asked       High Asked
----------------                                                   -------         --------         ---------       ----------
First Quarter                                                      $  2.25          $  4.00          $  2.94          $  5.13
Second Quarter                                                        1.63             3.75             1.88             4.25
Third Quarter                                                         1.63             1.88             2.00             2.25
Fourth Quarter                                                        1.69             1.75             2.00             2.06

Fiscal Year 1999

First Quarter                                                      $  1.50          $  3.50          $  2.63          $  6.00
Second Quarter                                                        2.00             3.38             2.75             5.00
Third Quarter                                                         1.25             2.50             2.00             3.50
Fourth Quarter                                                        1.25             6.00             1.69             7.00

         As of December 31, 2000, there were 2,318,996 shares of ICAP Common Stock outstanding, 1,000 shares held in treasury and 158 stockholders of record. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple stockholders.

         ICAP has not paid any cash dividends on the ICAP Common Stock since its organization, and currently intends to retain any earnings for operations and the expansion of its business. Other than state corporate law limitations, there are no restrictions on ICAP's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements of ICAP as of December 31, 2000 and 1999 include the accounts of ICAP and its subsidiaries ICM, Ewing and Enviroq. In accordance with purchase accounting, the accounts of ACEFS were included from August 1, 1999, the date of acquisition.

Acquisitions

         Effective August 1, 1999, ICAP consummated the acquisition of all of the outstanding capital stock of ACEFS. The Company acquired the ACEFS capital stock in exchange for cash in the amount of $950,000, with funds borrowed from a bank and three promissory notes in the aggregate principal amount of $350,000. Primarily all of ACEFS's operations were conducted through its wholly owned subsidiary Allen C. Ewing & Co. Concurrent with the acquisition, ICAP contributed the assets and liabilities of ACEFS to CRC. Subsequent to this acquisition, the operations of CRC and ACEFS were conducted through the merged entity Allen C. Ewing & Co. ("Ewing"). The acquisition was accounted for under the purchase method of accounting.

         Effective November 30, 2000, ICAP consummated the acquisition of all of the outstanding capital stock of Sears Thompson. ICAP acquired the Sears Thompson capital stock in exchange for 32,193 shares of ICAP common stock, valued at $2.00 per share, resulting in a total purchase price $64,386. The acquisition was accounted for under the purchase method of accounting.

Liquidity and Capital Resources

         ICAP's current assets consist generally of cash, money market funds and accounts receivable. ICAP has financed its operations with funds provided by stockholder capital and the sale of trading securities. ICAP has developed a growth strategy plan that includes both internal and external growth through acquisitions.

         For the six month period ended June 30, 2000, and, to a lesser extent, for the six month period ended December 31, 2000, ICAP incurred significant operating losses and negative cash flows from operations. ICAP is evaluating several options to raise capital which include the issuance of equity securities in private placements, and enhancing the operations, or the complete disposal of, Sprayroq, Inc. (Enviroq's 50% owned subsidiary). ICAP also believes that its broker-dealer services segment will generate substantial high-margin investment banking revenues during 2001. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the stockholders of ICAP will be reduced. While management believes it will be able to meet its capital needs through several of the above alternatives, there can be no assurances that such transactions will take place on terms favorable to ICAP, if at all. If adequate funds are not available or terms are not suitable, ICAP's growth strategy would be significantly limited and such limitation could have an effect on ICAP's business, results of operations and financial condition.

         For 2000, the net cash used in operating activities of $435,385 was primarily attributable to the net loss, offset by cash proceeds from sales of investments. Net cash used in investing activities of $152,327 was primarily due to the purchase of property, plant, and equipment. Net cash used in financing activities of $32,444 was primarily attributable to principal payments on notes payable, net of proceeds from the issuance of common stock.

         ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the Exchange Act, the NASD and other regulatory authorities. At December 31, 2000, Ewing's regulatory net capital was $303,556, $53,556 in excess of its minimum net capital requirement of $250,000.

         Since its acquisition of Enviroq in December 1998, ICAP has been evaluating alternatives for the future of this business because of its inconsistency with ICAP's primary mission. ICAP is currently pursuing several alternatives for this business, including a possible sale of Sprayroq, Enviroq's 50% owned subsidiary that conducts primarily all of Enviroq's operations.

Results of Operations

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Total revenues for 2000 were $5,155,925 compared to $4,492,487 for 1999, representing a 14.8% increase.

         Commissions increased $68,486, or 4.0%, to $1,779,596. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of clients, including sales of mutual fund shares and variable annuities. The increase primarily represents increased transaction volume as a result of the acquisition of ACEFS in August 1999, partially offset by decreasing transaction volumes resulting from negative market conditions.

         Asset management fees decreased $168,277, or 19.5%, to $696,575. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $92.5 million, $84.5 million, $76.8 million, and $77.8 million at December 31,

1999, March 31, 2000, June 30, 2000, and September 30, 2000, respectively, compared to $101.0 million, $89.3 million, $101.4 million, and $98.0 million at December 31, 1998, March 31, 1999, June 30, 1999, and September 30, 1999,
respectively. The decrease in asset management fees for 2000 relates directly to the net decreases in AUM at the market close prior to each quarter during the year. The negative net change in client assets is primarily attributable to ICAP's "value investment style", which has not performed at historical levels over the past three years, and has resulted in client movement. Management believes that this trend reversed during the first quarter of 2000 and may well be followed by an extended period more favorable to the value investment style. AUM increased during the fourth quarter of 2000 to $105.3 million at December 31, 2000, compared to $92.5 million at December 31, 1999. The increase is primarily attributable to the hiring of an investment manager that brought existing client relationships to ICAP with AUM of approximately $29.2 million.

         Investment banking revenues increased $401,858, or 368.3%, to $510,968. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the transaction. The increase is primarily attributable to the acquisition of ACEFS in August 1999. A significant fee was earned in the fourth quarter of 2000 accounting for approximately 47% of total investment banking revenue for the year.

         Net trading profits increased $214,332, or 351.5%, to $153,362. There were $202,544 of realized gains and $49,182 of unrealized losses in ICAP's investment in trading securities, which includes securities obtained through the acquisition of ACEFS in August 1999 and ICAP's investment in Intrepid Capital, L.P.

         Resinous material sales increased $168,366, or 9.7%, to $1,912,584. The increase is primarily attributable to an increase in resin demand from licensees and the sale of three new licenses during the year ended December 31, 2000.

         Dividend and interest income decreased $20,124, or 24.0%, to $63,602. The decrease is primarily attributable to the sale of dividend and interest bearing trading securities.

         Total expenses for 2000 were $6,026,293 compared to $5,521,694 for 1999, representing a 9.1% increase.

         Salaries and employee benefits increased $152,868, or 5.8%, to $2,793,736. The increase is primarily attributable to incremental salary increases and increased commission expenses as a result of increased commission and investment banking revenues.

         Brokerage and clearing expenses decreased $144,162, or 28.5%, to $362,461. Brokerage and clearing expenses represent securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. During the three months ended March 31, 2000, ICAP re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease reflects decreased costs as a result of the re-negotiated clearing agreement.

         Cost of resinous material sales increased $178,632, or 21.0%, to $1,028,736. The increase is primarily attributable to a change in product mix and an increase in the cost of components of equipment used in the resinous material business.

         Advertising and marketing expenses decreased $16,202, or 5.8%, to $261,914. The decrease can be attributed to decreased travel and entertainment costs and to decreased advertising costs resulting from a nonrecurring advertising campaign for Sprayroq conducted during the year ended December 31, 1999.

         Professional and regulatory expenses increased $39,919, or 9.9%, to $442,376. The increase is primarily attributable to increased technology costs at Ewing and to a nonrecurring certification fee at Sprayroq.

         Occupancy and maintenance expenses increased $208,065, or 86.8%, to $447,868. The increase is primarily attributable to the acquisition of ACEFS in August 1999 and to the relocation of ICAP's headquarters in January 2000.

         Provision for doubtful accounts of $58,074 in 1999 is attributable to the write-off of accounts receivable of Enviroq. No accounts receivable were written off in 2000.

         Depreciation and amortization expenses increased $61,633, or 44.9%, to $198,903. The increase is primarily attributable to the depreciation of acquired assets as a result of the acquisition of ACEFS in August 1999 and to depreciation costs incurred on leasehold improvements for ICAP's new headquarters.

         Interest expense increased $34,273, or 59.8%, to $91,585. The increase is primarily attributable to interest costs associated with the debt incurred as a result of the acquisition of ACEFS in August 1999 and to increased market interest rates on ICAP's variable rate bank note.

         Other expenses increased $47,647, or 13.6%, to $398,714. The increase is primarily attributable to increased general and administrative expenses as a result of the acquisition of ACEFS in August 1999.

New Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). In June 1999, the FASB delayed the implementation date of FASB No. 133 making it effective for ICAP for periods beginning January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on ICAP's financial position or results of operations.

ITEM 7.           FINANCIAL STATEMENTS

         The consolidated financial statements of ICAP as of December 31, 2000 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-14 hereof.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of ICAP as of the date hereof are as follows:

NAME                              AGE            DIRECTOR SINCE           POSITION AND OFFICES WITH INTREPID
----                              ---            --------------           ----------------------------------
Benjamin C. Bishop, Jr.           69             August 1999              Director

Thomas W. Brander                 51             September 1998           Director

Arnold A. Heggestad               57             August 1999              Director

William J. Long                   49             April 1998               Executive Vice President and Director

Michael X. Marinelli              42             September 1998           Director

Morgan Payne                      57             September 1998           Director

Mark F. Travis                    39             September 1998           Executive Vice President and Director

Forrest Travis                    62             September 1998           President, Chief Executive Officer and Director

Alexander P. Zechella             80             September 1998           Director

         Benjamin C. Bishop, Jr. has served as a director of ICAP since August 1999. Mr. Bishop has also been President and Chief Executive Officer of Ewing since 1997. From 1972 to 1997, Mr. Bishop served in various management and executive capacities of Ewing. Mr. Bishop has been active for over 30 years in the securities brokerage business as well as corporate and real estate finance. His experience includes commercial banking with First Union National Bank in Charlotte, North Carolina, mortgage banking and 10 years as investment vice president with The Liberty Corporation of Greenville, South Carolina. Mr. Bishop has served as a director of Cousins Properties of Atlanta, Georgia, Cummings & Company of Nashville, Tennessee, GMR Properties of Jacksonville, Florida, Peninsular Fire Insurance Company of Jacksonville, Florida, and Grubb & Ellis Company of San Francisco, California. Mr. Bishop received a Bachelor of Engineering degree from The Georgia Institute of Technology and a Masters of Business Administration from Harvard University.

         Thomas W. Brander is currently retired, having retired in April 1998. From 1988 until April 1998, Mr. Brander served as Senior Vice President, Management Information Systems and Communications of Compass Bankshares, Inc. in Birmingham, Alabama. From 1987 until 1988, Mr. Brander served as a Vice President - Management Consulting for American International Group in New York, New York. From 1976 until 1987, Mr. Brander served as Vice President - General Manager, Assistant Vice President - Commercial Loans, and Assistant Vice President - Domestic Money Transfer with Citibank, N.A. in Sydney, Australia, Atlanta, Georgia and New York, New York, respectively. Mr. Brander has been a director of ICAP since September 1998. Prior to September 1998, he had served as a director of Enviroq.

         Dr. Arnold A. Heggestad has served as a director of ICAP since August 1999. Dr. Heggestad currently serves as Holloway Professor of Finance and Entrepreneurship and director of the Center for Entrepreneurship and Innovation at the University of Florida College of Business Administration. Dr. Heggestad has served as Executive Director of the University of Florida Research Foundation, Inc., director of the Jacksonville, Florida branch of the Federal Reserve Bank of Atlanta, Georgia, advisory director of Florida Bank, chairman of The Cypress Equity Fund and a Commissioner of the Government Accountability to the People Commission. From 1977 until 1986, Dr. Heggestad was the chairman of the Department of Finance, Insurance, and Real Estate and associate dean of the University of Florida College of Business

Administration. Dr. Heggestad received a bachelor's degree from the University of Maryland and masters and Ph.D. degree from Michigan State University.

         William J. Long has been Chief Operating Officer and Executive Vice President of ICAP since December 1998 and has also served as a director of ICAP since its incorporation in April 1998. Mr. Long has also been the President and Chief Executive Officer of Enviroq since April 1995. From October 1984 to April 1995, Mr. Long was Vice President-Marketing and a director of a Delaware corporation formally known as Enviroq Corporation ("Old Enviroq"). At the time of its incorporation, Enviroq was a wholly-owned subsidiary of Old Enviroq. On April 18, 1995, Old Enviroq distributed all of the issued and outstanding capital stock of Enviroq to the holders of the common stock of Old Enviroq. Since May 25, 1995, Mr. Long has been Chairman of the Board and a director of Sullivan, Long & Hagerty, an Alabama corporation ("SLH") and a heavy construction contractor which is the parent of SCE, Incorporated, an Alabama corporation ("SCE"), also a heavy construction contractor.

         Michael X. Marinelli has been a partner of the law firm of Verner, Liipfert, Bernhard, McPherson and Hand since 2000. Mr. Marinelli was a partner of the law firm of Baker & Botts, which he joined as an associate in 1989, until 2000. He graduated from Catholic University Law School in 1989. Mr. Marinelli served as Assistant Secretary of Old Enviroq from January 1987 to July 1987. He served as Special Assistant to the General Manager of Instituform East, Inc. from February 1986 to August 1986. From October 1985 to February 1986, Mr. Marinelli served as an assistant to the President of Old Enviroq, and from October 1984 to October 1995 he was a sales representative for Old Enviroq. He has served as a director of ICAP since September 1998. Prior to September 1998, Mr. Marinelli served as a director of Enviroq since April 1995. Prior to April 1995, Mr. Marinelli served as a director of Old Enviroq since October 1984.

         Morgan Payne has been President of Broadland Capital Partners, L.P., a financial advisory limited partnership, since 1990. Mr. Payne has served as a director of ICAP since September 1998. Prior to 1990, Mr. Payne worked for both IBM and Robinson-Humphrey in sales and management. Mr. Payne received a Bachelor of Electrical Engineering degree from The Georgia Institute of Technology.

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

         Forrest Travis has been President and Chief Executive Officer of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been Executive Vice President of Ewing since August 1999. From June 1995 until its December 1999 merger with and into Ewing, Mr. Travis served as President of CRC. From its inception in January 1995, until December 1998, Mr. Travis was President of ICM. From December 1980 to January 1995, Mr. Travis was a Senior Vice President and a Director of the Consulting Group of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received a Bachelor of Engineering degree from The Georgia Institute of Technology and currently holds NASD Series 2, 3, 4, 7, 24, 27, 53, 63 and 65 licenses. Forrest Travis is the father of Mark F. Travis.

         Alexander P. Zechella served from September 1983 to April 1984, as Chairman of Charter Oil Company and Executive Vice President of the Charter Company ("Charter"). From April 1984 until his retirement in December 1985, Mr. Zechella served as President, Chief Executive Officer and Chief Operating Officer of Charter. Mr. Zechella has also served as Regional Vice President of Westinghouse Electric for the northeast U.S. region. Mr. Zechella has served as a director of ICAP since September 1998. Prior to September 1998, he served as a director of Enviroq since April 1995. Prior to April 1995, he served as a director of Old Enviroq since April 1987.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table and notes present the cash and non-cash compensation paid or accrued during the fiscal years ended December 31, 2000, 1999 and 1998 to ICAP's Chief Executive Officer and to any other executive officer whose total cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                   ---------------------------------
                                                 ANNUAL COMPENSATION                       AWARDS            PAYOUTS
                                      -----------------------------------------    -----------------------   -------
                                                                       OTHER       RESTRICTED                            ALL OTHER
          NAME AND                                                    ANNUAL          STOCK       OPTIONS/     LTIP       ANNUAL
     PRINCIPAL POSITION       YEAR     SALARY            BONUS     COMPENSATION       AWARD         SAR      PAYOUTS   COMPENSATION
---------------------------   ----    --------         --------    ------------    ----------     --------   -------   ------------
Forrest Travis,               2000    $221,767(1)           ---         ---            ---          ---        ---            ---
   President and              1999    $218,701(1)           ---         ---            ---          ---        ---            ---
   Chief Executive Officer    1998    $208,883(1)(2)        ---         ---            ---          ---        ---            ---

Mark F. Travis,               2000    $175,855(1)           ---         ---            ---          ---        ---            ---
   Executive Vice President   1999    $175,427(1)           ---         ---            ---          ---        ---            ---
                              1998    $170,994(1)(2)        ---         ---            ---          ---        ---            ---

William J. Long,              2000    $149,656              ---         ---            ---          ---        ---            ---
   Executive Vice President   1999    $130,000              ---         ---            ---          ---        ---            ---
                              1998    $ 86,000         $ 50,000         ---            ---          ---        ---            ---

---------------

(1) This amount includes, for fiscal year 2000, 1999 and 1998, the Company's matching contributions to its 401(k) plan for the benefit of Forrest Travis in the aggregate amount of $5,100, $15,701 and $14,489, respectively, and for the benefit of Mark F. Travis in the aggregate amount of $5,100, $14,807 and $13,374, respectively.

(2) Compensation to Mr. Forrest Travis for 1998 was paid 50% by ICM and 50% by CRC, and compensation for Mr. Mark F. Travis for 1998 was paid by ICM. After the effective time of the Mergers and prior to December 31, 1998, ICAP paid no salaries to its executive officers.

Option/SAR Grants in Last Fiscal Year

         During the fiscal year ended December 31, 2000, no options or SAR's were granted to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

         No options or SARs were exercised during the fiscal year ended December 31, 2000 by ICAP's Chief Executive Officer or by any other executive officer whose total cash compensation exceeded $100,000.

Long Term Incentive Plan Awards in Last Fiscal Year

         During the fiscal year ended December 31, 2000, ICAP made no awards under any Long Term Incentive Plan to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of December 31, 2000 of (i) each stockholder known to ICAP to own more than 5% of the outstanding shares of any class of the ICAP's outstanding securities entitled to vote; (ii) directors of ICAP; (iii) executive officers of ICAP; and (iv) all executive officers and directors of ICAP as a group.

                                                    AMOUNT AND NATURE OF
      NAME OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP           PERCENT OF OWNERSHIP
      ------------------------                      --------------------           --------------------
Benjamin C. Bishop, Jr                                              0                           *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Thomas W. Brander                                                   0                           *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Arnold A. Heggestad                                                 0                           *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

William J. Long                                               239,385                         9.7%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Marinelli Securities Associates                               294,900                        11.9%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Antonio M. Marinelli                                          299,559                        12.1%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Michael X. Marinelli                                          295,420                        12.0%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Morgan Payne                                                  160,000**                       6.5%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Mark F. Travis                                                416,353                        16.9%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Forrest Travis                                                831,678                        33.7%
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

Alexander P. Zechella                                           4,221                           *
3652 South Third Street, Suite 200
Jacksonville Beach, FL 32250

All directors and executive officers                        1,947,057                        78.9%
   of Intrepid as a group (9 persons)

*        Indicates less than 1% beneficial ownership

** Includes underlying shares of warrant issued to Broadland pursuant to the "Consulting Agreement". (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Consulting Agreement").

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement

         On December 4, 1997, ICM entered into a consulting agreement with Broadland Capital Partners, L.P. ("Broadland"), an affiliate of Mr. Morgan Payne, a director of ICAP (the "Consulting Agreement"), pursuant to which Broadland agreed to provide certain consulting services to ICM in connection with the Mergers and, after the consummation of the Mergers, to help identify and assist ICAP in acquiring suitable acquisition candidates. In accordance with the Consulting Agreement, Broadland received a consulting fee of $3,000 per month beginning after the consummation of the Mergers. In December 2000, the Consulting Agreement was amended to discontinue the monthly consulting fee of $3,000. ICAP also issued a warrant to Broadland under the Consulting Agreement, whereby Broadland is entitled to purchase up to 150,000 shares of ICAP Common Stock at $.75 per share, subject to certain vesting requirements and conditions to exercise. In addition, Broadland is entitled to reimbursement for its pre-approved reasonable expenses incurred in connection with its duties under the Consulting Agreement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are filed with this report on Form
         10-KSB:

Independent Auditors' Report .........................................................................................     F-1

Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of December 31, 2000
  and 1999............................................................................................................     F-2

Consolidated  Statements of Operations  of Intrepid  Capital  Corporation  and  Subsidiaries  for the Years Ended
  December 31, 2000 and 1999 .........................................................................................     F-3

Consolidated  Statements of Stockholders'  Equity of Intrepid Capital  Corporation and Subsidiaries for the Years
Ended December 31, 2000 and 1999 .....................................................................................     F-4

Consolidated  Statements  of Cash Flows of Intrepid  Capital  Corporation  and  Subsidiaries for the Years Ended
  December 31, 2000 and 1999 .........................................................................................     F-5

Notes to Consolidated Financial Statements ...........................................................................     F-6

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

(c)      Reports on Form 8-K:


         No reports on Form 8-K were filed during the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                       INTREPID CAPITAL CORPORATION



                                       By /s/ Forrest Travis
                                         ---------------------------------------
                                         Forrest Travis, President and
                                         Chief Executive Officer



                                       By /s/ Michael J. Wallace
                                         ---------------------------------------
                                         Michael J. Wallace, Chief
                                         Accounting Officer

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

           SIGNATURE                                  TITLE                                                 DATE
           ---------                                  -----                                                 ----
      /s/  Forrest Travis                  President, Chief Executive Officer and Director         March 30, 2001
-------------------------------------
Forrest Travis



      /s/  Mark F. Travis                  Executive Vice President and Director                   March 30, 2001
-------------------------------------
Mark F. Travis



      /s/  William J. Long                 Executive Vice President and Director                   March 30, 2001
-------------------------------------
William J. Long



      /s/  Benjamin C. Bishop, Jr.         Director                                                March 30, 2001
-------------------------------------
Benjamin C. Bishop, Jr.



      /s/  Thomas W. Brander               Director                                                March 30, 2001
-------------------------------------
Thomas W. Brander



      /s/  Arnold Heggestad                Director                                                March 30, 2001
-------------------------------------
Arnold Heggestad



      /s/  Michael X. Marinelli            Director                                                March 30, 2001
-------------------------------------
Michael X. Marinelli



      /s/  Morgan Payne                    Director                                                March 30, 2001
-------------------------------------
Morgan Payne



      /s/  Alexander P. Zechella           Director                                                March 30, 2001
-------------------------------------
Alexander P. Zechella

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report................................................................                F-1

Consolidated Balance Sheets of Intrepid Capital Corporation and
Subsidiaries as of December 31, 2000 and 1999...............................................                F-2

Consolidated Statements of Operations of Intrepid Capital
Corporation and Subsidiaries for the Years Ended December 31,
2000 and 1999...............................................................................                F-3

Consolidated Statements of Stockholders' Equity of Intrepid Capital
Corporation and Subsidiaries for the Years Ended December 31,
2000 and 1999................................................................................               F-4

Consolidated Statements of Cash Flows of Intrepid Capital
Corporation and Subsidiaries for the Years Ended December 31,
2000 and 1999................................................................................               F-5

Notes to Consolidated Financial Statements...................................................               F-6

INTREPID CAPITAL CORPORATION - 10KSB - Annual Report                      DRAFT


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Intrepid Capital Corporation


We have audited the accompanying consolidated balance sheets of Intrepid Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP


Jacksonville, Florida
March 27, 2001

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                                                                   2000                   1999
                                                                                -----------           -----------
          ASSETS
Current assets:
    Cash and cash equivalents                                                   $   474,544             1,094,700
    Investments, at fair value                                                       59,999               461,210
    Accounts receivable, net of allowance
       for doubtful accounts of $58,074 in 1999                                     470,800               246,702
    Inventories                                                                      69,348               107,860
    Prepaid and other assets (note 5)                                               251,694               142,848
                                                                                -----------           -----------
          Total current assets                                                    1,326,385             2,053,320

Equipment and leasehold improvements, net of accumulated
    depreciation of $171,648 in 2000 and $111,122 in 1999                           467,263               388,222
Goodwill, less accumulated amortization of $145,955
    in 2000 and $71,622 in 1999                                                     969,044             1,043,377
Other assets (note 5)                                                                 1,192                45,973
                                                                                -----------           -----------
          Total assets                                                          $ 2,763,884             3,530,892
                                                                                ===========           ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   213,148               149,442
    Accrued expenses                                                                274,123               388,956
    Securities sold, not yet purchased                                                   --                 2,555
    Current portion of notes payable (note 3)                                       327,778               133,333
    Other                                                                           108,832               123,978
                                                                                -----------           -----------
          Total current liabilities                                                 923,881               798,264

Notes payable, less current portion (note 3)                                        547,222               916,667
Minority interest in consolidated subsidiary                                        122,464                    --
                                                                                -----------           -----------
          Total liabilities                                                       1,593,567             1,714,931
                                                                                -----------           -----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,318,996 and 2,215,525 shares at December 31, 2000
       and 1999, respectively                                                        23,190                22,155
    Treasury stock, at cost - 1,000 shares                                           (3,669)               (3,669)
    Additional paid-in capital                                                    2,687,227             2,481,320
    Accumulated deficit                                                          (1,536,431)             (683,845)
                                                                                -----------           -----------
          Total stockholders' equity                                              1,170,317             1,815,961
                                                                                -----------           -----------
                                                                                $ 2,763,884             3,530,892
                                                                                ===========           ===========

Commitments (note 6)

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2000 and 1999

                                                                                   2000                  1999
                                                                                -----------           -----------
Revenues:
    Commissions                                                                 $ 1,779,596             1,711,110
    Asset management fees (note 5)                                                  696,575               864,852
    Investment banking revenues                                                     510,968               109,110
    Net trading profits (losses)                                                    153,362               (60,970)
    Resinous material sales                                                       1,912,584             1,744,218
    Dividend and interest income                                                     63,602                83,726
    Other                                                                            39,238                40,441
                                                                                -----------           -----------
          Total revenues                                                          5,155,925             4,492,487
                                                                                -----------           -----------

Expenses:
    Salaries and employee benefits                                                2,793,736             2,640,868
    Brokerage and clearing                                                          362,461               506,623
    Cost of resinous material sales                                               1,028,736               850,104
    Advertising and marketing                                                       261,914               278,116
    Professional and regulatory fees                                                442,376               402,457
    Occupancy and maintenance (note 6)                                              447,868               239,803
    Provision for doubtful accounts                                                      --                58,074
    Depreciation and amortization                                                   198,903               137,270
    Interest expense                                                                 91,585                57,312
    Other                                                                           398,714               351,067
                                                                                -----------           -----------
          Total expenses                                                          6,026,293             5,521,694
                                                                                -----------           -----------

          Loss before income taxes and minority interest                           (870,368)           (1,029,207)

Income tax benefit (note 4)                                                        (140,246)             (365,435)
                                                                                -----------           -----------

          Loss before minority interest                                            (730,122)             (663,772)

Minority interest                                                                  (122,464)                   --
                                                                                -----------           -----------

          Net loss                                                              $  (852,586)             (663,772)
                                                                                ===========           ===========

Basic net loss per share                                                        $     (0.38)                (0.30)
                                                                                ===========           ===========

Weighted average shares outstanding                                               2,218,051             2,214,585
                                                                                ===========           ===========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2000 and 1999

                                                                                ADDITIONAL
                                                   COMMON        TREASURY        PAID-IN         ACCUMULATED
                                                   STOCK          STOCK          CAPITAL           DEFICIT             TOTAL
                                                  --------       --------       ----------       ------------       -----------
Balance at December 31, 1998                      $ 22,155            --         2,481,320           (20,073)         2,483,402

Purchase of treasury stock, at cost                     --        (3,669)               --                --             (3,669)

Net loss                                                --            --                --          (663,772)          (663,772)
                                                  --------       -------        ----------       -----------        -----------

Balance at December 31, 1999                        22,155        (3,669)        2,481,320          (683,845)         1,815,961

Common stock issued to acquire Sears
    Thompson Investment Group, Inc.                    322            --            64,064                --             64,386

Common stock issued in private placements              713            --           141,843                --            142,556

Net loss                                                --            --                --          (852,586)          (852,586)
                                                  --------       -------        ----------       -----------        -----------

Balance at December 31, 2000                      $ 23,190        (3,669)        2,687,227        (1,536,431)         1,170,317
                                                  ========       =======        ==========       ===========        ===========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                                                                   2000                   1999
                                                                                -----------           -----------
Cash flows from operating activities:
    Net loss                                                                    $  (852,586)             (663,772)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                198,903               137,270
       Minority interest                                                            122,464                    --
       Provision for doubtful accounts                                                   --                58,074
       Sales of investments, net                                                    552,018               145,292
       Net trading (profits) losses                                                (153,362)               60,970
       Deferred tax expense (benefit)                                                40,674              (601,308)
       Change in assets and liabilities:
          Accounts receivable                                                      (218,025)             (109,758)
          Inventories                                                                38,512                32,428
          Prepaid and other assets                                                  (96,863)              (50,051)
          Accounts payable and accrued expenses                                     (51,974)             (835,827)
          Other liabilities                                                         (15,146)              (26,776)
                                                                                -----------           -----------
             Net cash used in operating activities                                 (435,385)           (1,853,458)
                                                                                -----------           -----------

Cash flows from investing activities:
    Purchase of property, plant, and equipment                                     (180,556)             (273,904)
    Proceeds from sale of land                                                           --             1,800,000
    Acquisition of ACEFS, net of cash acquired                                           --                43,294
    Acquisition of Sears Thompson, net of cash acquired                              28,229                    --
                                                                                -----------           -----------
             Net cash (used in) provided by investing activities                   (152,327)            1,569,390
                                                                                -----------           -----------

Cash flows from financing activities:
    Proceeds from notes payable                                                          --             1,000,000
    Principal payments on notes payable                                            (175,000)             (545,749)
    Proceeds from issuance of common stock                                          142,556                    --
    Purchase of treasury stock                                                           --                (3,669)
                                                                                -----------           -----------
             Net cash (used in) provided by financing activities                    (32,444)              450,582
                                                                                -----------           -----------

             Net (decrease) increase in cash and cash equivalents                  (620,156)              166,514

Cash and cash equivalents at beginning of year                                    1,094,700               928,186
                                                                                -----------           -----------

Cash and cash equivalents at end of year                                        $   474,544             1,094,700
                                                                                ===========           ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                      $    96,034                45,863
                                                                                ===========           ===========
    Cash paid during the year for income taxes                                  $    10,450               389,500
                                                                                ===========           ===========

Supplemental disclosure of non-cash transactions:
    Common stock issued to acquire Sears Thompson Investment
     Group, Inc.                                                                $    64,386                    --
                                                                                ===========           ===========
    Notes payable to acquire Allen C. Ewing Financial Services, Inc.            $        --               350,000
                                                                                ===========           ===========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

         (A)      ORGANIZATION

                  Intrepid Capital Corporation (the Company) was formed on April 3, 1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998 as part of a simultaneous merger and reorganization, the Company acquired all the outstanding shares of Enviroq Corporation (Enviroq), Intrepid Capital Management (ICM) and Capital Research Corporation (CRC) through a series of stock-for-stock and stock-for-cash exchanges with the former shareholders of each entity. The Company is located in Jacksonville Beach, Florida and conducts its business through its three wholly owned subsidiaries.

                  ICM provides investment consulting and investment management to individuals and corporations. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

                  CRC was a registered broker-dealer with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC). In a transaction effective on August 1, 1999, the Company acquired all the outstanding stock of Allen C. Ewing Financial Services, Inc. (ACEFS). Primarily all of ACEFS' operations were conducted through its wholly owned subsidiary, Allen C. Ewing & Co., a registered broker-dealer with the SEC and a member of NASD and the SIPC. Concurrent with that transaction, the Company contributed the assets and liabilities of ACEFS to CRC.

                  Subsequent to the acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name of Allen C. Ewing & Co. (Ewing), which retained its registered broker-dealer status. Effective December 31, 1999, CRC was no longer a registered broker-dealer.

                  Enviroq conducts its operations through Sprayroq, Inc. (Sprayroq), a 50% owned subsidiary. Sprayroq is engaged in development, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

         (B)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries ICM, Ewing and Enviroq. The ACEFS and Sears Thompson acquisitions are included from the date of acquisition forward in accordance with purchase accounting.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                  All significant intercompany balances and transactions have been eliminated in consolidation. The Company, through its ownership in Enviroq, controls the operations and activities of Sprayroq. Minority interest is recognized for 50% of Sprayroq's equity.

         (C)      COMMISSION REVENUE

                  Commissions are earned on securities transactions with a clearing broker-dealer initiated on behalf of customers. Additional commissions are also earned on sales of mutual fund shares and variable annuities and are received directly from the related fund or issuer. All commission revenue is recognized as income when earned. Included within accounts receivable are amounts due from National Financial Services, LLC, the Company's clearing broker-dealer, which represent monies earned but not yet received from this entity.

         (D)      ASSET MANAGEMENT FEES

                  The Company earns an asset management fee from each of its customers based on the outstanding balance of assets under management. The fee is calculated quarterly based on a percentage (usually 1% annually) of the individual customer's account balance at the beginning of the period. All customers are billed on the first day of the quarter and the Company earns this fee ratably such that by the end of the reporting period no deferred income remains.

         (E)      INVESTMENT BANKING REVENUE

                  Investment banking revenues are earned by providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. Investment banking revenues are recognized when earned, which generally coincides with closing of the underlying transaction.

         (F)      RESINOUS MATERIAL SALES

                  Resinous material sales represent sales of spray-applied resinous materials and related equipment by Sprayroq. Resinous material sales are recorded when earned, which coincides with shipment, or the rendering of related services.

         (G)      CASH AND CASH EQUIVALENTS

                  Any financial instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


         (H)      INVENTORIES

                  Inventories consist of raw material and supplies needed for the operations of Sprayroq. Such amounts are valued at the lower of cost or market using the first-in, first-out method.

         (I)      INVESTMENTS

                  Investments consist of debt and equity securities, which are bought and held principally for the purpose of being sold in the near term. Also included in investments is the Company's investment in Intrepid Capital, L.P. of which the Company serves as the general partner. The Company has classified all investments as trading securities. Trading securities are recorded at fair value based on the last sale or bid price reported by national securities exchanges. Trading security transactions are recorded on the trade date. Unrealized holding gains and losses are included in net trading profits or losses. Dividends and interest income are recognized when earned.

         (J)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                  Equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives, or lease term, of the underlying assets, which range from three to ten years. Significant additions or improvements extending the useful life are capitalized, while normal maintenance and repairs are charged to expense as incurred. The Company reviews its equipment and leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

         (K)      INCOME TAXES

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

         (L)      GOODWILL

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

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         (M)      EARNINGS PER SHARE

                  Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the years ended December 31, 2000 and 1999, the Company had no dilutive common stock equivalents.

         (N)      ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (O)      COMPREHENSIVE INCOME

                  No differences between total comprehensive loss and net loss existed in the financial statements reported for the years ended December 31, 2000 and 1999.

(2)      ACQUISITIONS

         Effective November 30, 2000, the Company acquired all of the outstanding stock of Sears Thompson Investment Group, Inc. (Sears Thompson), a Jacksonville, Florida based broker-dealer for 32,193 shares of the Company's common stock, valued at $2.00 per share, resulting in a total purchase price of $64,386. The purchase price was fully allocated to the fair value of the net assets acquired. Subsequent to the acquisition, the Company contributed the assets and liabilities of Sears Thompson to Ewing. The transaction was accounted for as a purchase for accounting and reporting purposes, with the operations of Sears Thompson being included in the Company's consolidated financial statements from the date of acquisition.

         Effective August 1, 1999, the Company acquired all of the outstanding stock of ACEFS, a Jacksonville, Florida based provider of securities brokerage and investment banking services for cash of $950,000 and three promissory notes in the principal amount of $350,000. Legal and other direct costs of the acquisition amounted to $72,477. The Company financed the cash with funds borrowed from a bank. The acquisition was accounted for as a purchase for accounting and reporting purposes. Assets with a fair value of $1,712,272 were acquired and liabilities with a fair value of $380,817 were assumed in the acquisition. Goodwill of $41,022 was recorded and is being amortized on a straight-line basis over 15 years. The operating results of ACEFS are included in the Company's consolidated financial statements from the date of acquisition.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         The following unaudited pro forma financial information presents the consolidated results of operations as if the purchases of Sears Thompson and ACEFS had occurred on January 1, 1999. Pro forma total revenues would have been $5.5 million and $6.1 million in 2000 and 1999, respectively. Pro forma net loss would have been ($828,359) and ($638,080) in 2000 and 1999, respectively. Pro forma net loss per share would have been ($0.37) and ($0.28) in 2000 and 1999, respectively.

(3)      NOTES PAYABLE

         The notes payable at December 31, 2000 and 1999 consist of the following:

                                                                                            2000                1999
                                                                                         ----------          ----------
          Note payable to bank, with $100,000 of principal due on January 31,
               2001 and then equal monthly installments of principal plus interest through maturity on January 31, 2004, interest at prime rate plus 1% (10.5% at December 31, 2000),
               guaranteed by an officer of the Company                                   $  600,000             700,000

          Subordinated convertible promissory notes payable to the former shareholders of ACEFS, interest only due quarterly at 8%,
               unsecured, principal payments due
               annually through maturity on December 31, 2003                               275,000             350,000
                                                                                         ----------          ----------
                                                                                            875,000           1,050,000

                   Less current portion                                                     327,778             133,333
                                                                                         ----------          ----------
                                                                                         $  547,222             916,667
                                                                                         ==========          ==========

         The subordinated convertible promissory notes are convertible, at the option of the holders, into common stock of the Company at any time after August 1, 2000. The number of shares to be issued upon conversion is determined by dividing the aggregate principal amount outstanding, including accrued and unpaid interest, by $4.00.

         Principal maturities on the notes payable are as follows:

                       YEAR ENDING
                       DECEMBER 31,                        AMOUNT
                       ------------                       --------
                           2001                           $327,778
                           2002                            266,667
                           2003                            266,667
                           2004                             13,888
                                                          --------
                                                          $875,000
                                                          ========

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         The Company considers the carrying value of its notes payable to be a reasonable estimation of their fair value based on the current market rates available for debt of the same remaining maturities.

(4)      STOCK WARRANT

         In 1998, pursuant to the terms of a consulting agreement, the Company issued a warrant to Broadland Capital Partners, L.P. (Broadland), an affiliate of one of the Company's directors. The warrant entitles Broadland to purchase up to 150,000 shares of the Company's common stock at $.75 per share, subject to certain vesting requirements and conditions to exercise. The warrant has not been exercised as of December 31, 2000.

(5)      INCOME TAXES

         Income tax benefit attributable to loss from continuing operations was $140,246 and $365,435 for the years ended December 31, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                               2000                1999
                                                            ----------          ----------
                 Tax at the statutory federal rate          $ (295,925)           (349,930)
                 Goodwill amortization                          25,273              24,433
                 Life insurance premiums                        26,005                  --
                 State tax benefit                               3,924             (37,242)
                 Change in valuation allowance                 137,719                  --
                 Other                                         (37,242)             (2,696)
                                                            ----------          ----------
                                                            $ (140,246)           (365,435)
                                                            ==========          ==========

         Included in prepaid and other assets as of December 31, 2000 and 1999, on the accompanying consolidated balance sheets is $176,263 and $88,627, respectively, of current income taxes receivable.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         Income tax benefit attributable to income from continuing operations consists of:

                                                         CURRENT            DEFERRED            TOTAL
                                                        ---------           --------           --------
                 Year ended December 31, 2000:
                     U.S. Federal                       $(180,920)            34,729           (146,191)
                     State                                     --              5,945              5,945
                                                        ---------           --------           --------
                                                        $(180,920)            40,674           (140,246)
                                                        =========           ========           ========

                 Year ended December 31, 1999:
                     U.S. Federal                       $ 196,534           (505,542)          (309,008)
                     State                                 39,339            (95,766)           (56,427)
                                                        ---------           --------           --------
                                                        $ 235,873           (601,308)          (365,435)
                                                        =========           ========           ========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                                    2000                1999
                                                                                 ----------          ----------
                 Deferred tax assets:
                     Net unrealized losses on investments                        $   35,453              16,745
                     Deferred compensation                                           28,799                  --
                     Net operating loss carryforward                                 74,562                  --
                     Allowance for doubtful accounts                                     --              22,068
                     Accrued expenses                                                    --               2,956
                                                                                 ----------          ----------
                         Total gross deferred tax assets                            138,814              41,769

                 Deferred tax liabilities:
                         Property, plant and equipment                               (1,095)             (1,095)
                                                                                 ----------          ----------
                         Total deferred tax liabilities                              (1,095)             (1,095)
                                                                                 ----------          ----------

                     Net deferred tax assets before valuation allowance             137,719              40,674
                     Deferred tax asset valuation allowance                        (137,719)                 --
                                                                                 ----------          ----------
                     Net deferred tax assets                                     $       --              40,674
                                                                                 ==========          ==========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not the Company will realize the benefits of these deductible differences and, accordingly, has provided for a valuation allowance of $63,157.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(6)      RELATED PARTY TRANSACTIONS

         The Company performs certain asset management functions for Intrepid Capital, L.P. and during 2000 and 1999, received $36,857 and $57,142, respectively, for such services.

(7)      COMMITMENTS

         The Company has entered into lease agreements for office space which expire in 2009. Leases are accounted for as operating leases with rental payments recorded on a straight-line basis over the term of the lease regardless of when payments are due. The future minimum rental obligations under the leases are as follows:

                         YEAR ENDING
                         DECEMBER 31,                        AMOUNT
                         ------------                     ----------
                           2001                           $  266,112
                           2002                              237,268
                           2003                              244,614
                           2004                              251,928
                           2005                              149,609
                           Thereafter                        604,609
                                                          ----------
                                                          $1,754,140
                                                          ==========

         Rent expense for the years ended December 31, 2000 and 1999 was $291,356 and $95,845, respectively.

         Ewing is subject to the Securities and Exchange Commission's Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The SEC is empowered to restrict Ewing's business activities should its aggregate indebtedness to net capital ratio exceed 15 to 1. At December 31, 2000, Ewing had net capital of $303,556, which was $53,556 in excess of its required capital of $250,000. At the same date, Ewing's ratio of aggregate indebtedness to net capital was 0.47 to 1.0. Accordingly, Ewing was in compliance with the net capital requirements.

         Subsequent to December 31, 2000, Ewing's required minimum net capital has been reduced from $250,000 to $50,000 as a result of operational changes that include the curtailment of Ewing's market making activity.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(8)      SEGMENTS

         During 2000 and 1999, the Company operated in two principal segments, investment advisory services and broker-dealer services which includes investment banking revenues. Enviroq constitutes a separate segment. The Company assesses and measures operating performance based upon the net income derived from each of its operating segments, exclusive of the impact of corporate expenses. The revenues and net income for each of the reportable segments are summarized as follows for the years ended December 31, 2000 and 1999:

                                                                      2000                  1999
                                                                   ----------            ----------
                 Revenues:
                     Investment advisory services segment          $  715,259               813,207
                     Broker-dealer services segment                 2,442,140             2,085,042
                     Enviroq                                        1,917,410             1,771,250
                     Corporate                                        374,117               (18,311)
                     Intersegment revenues                           (293,001)             (158,701)
                                                                   ----------            ----------
                                                                   $5,155,925             4,492,487
                                                                   ==========            ==========

                 Net (loss) income:
                     Investment advisory services segment          $ (222,458)             (311,563)
                     Broker-dealer services segment                    (1,387)               62,423
                     Enviroq                                         (140,754)               56,102
                     Corporate                                       (487,987)             (470,734)
                                                                   ----------            ----------
                                                                   $ (852,586)             (663,772)
                                                                   ==========            ==========

         During 2000 and 1999, a significant portion of the Company's resinous materials sales included within the Enviroq segment was to one customer which accounted for 52% and 69% respectively of total resinous material sales. For 2000, a single client of ICM provided approximately 23% of ICM's revenues, with the next largest client providing less than 13%.

         The total assets for each of the reportable segments are summarized as follows as of December 31, 2000 and 1999. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                                      2000                  1999
                                                                   ----------            ----------
                 Assets:
                     Investment advisory services segment          $  131,655               256,129
                     Broker-dealer services segment                   573,747             1,340,988
                     Enviroq                                        1,403,626             1,511,440
                     Other                                            654,856               422,335
                                                                   ----------            ----------
                                                                   $2,763,884             3,530,892
                                                                   ==========            ==========

                                  EXHIBIT INDEX

  Exhibit No.                         Description of Exhibit
  -----------                         ----------------------
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