Form 10QSB
period 2001-03-31
INTREPID CAPITAL CORP
filed 2001-05-15
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from         to
                                                             -------    -------

                        Commission file number 333-66859

                          INTREPID CAPITAL CORPORATION
             (Exact name of Registrant as specified in its Charter)

        DELAWARE                                         59-3546446
(State of Incorporation)                   (I.R.S. Employer Identification No.)

3652 SOUTH THIRD STREET, SUITE 200, JACKSONVILLE BEACH, FLORIDA        32250
         (Address of principal executive offices)                    (Zip Code)

                                 (904) 246-3433
                        (Registrant's telephone number)

                                      N/A
             (Former name, former address and former fiscal year,
                         if changed since last report)

            _______________________________________________________

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]          NO [ ]


         As of April 30, 2001, there were 2,318,996 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001



                         PART I - FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of March 31, 2001
           and December 31, 2000.........................................................................................      3

         Consolidated  Statements of Operations of Intrepid  Capital  Corporation and Subsidiaries for the Three
           Months Ended March 31, 2001 and 2000..........................................................................      4

         Consolidated  Statements of Cash Flows of Intrepid  Capital  Corporation and Subsidiaries for the Three
           Months Ended March 31, 2001 and 2000..........................................................................      5

         Notes to Consolidated Financial Statements......................................................................      6-8


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources.................................................................................      9

         Results of Operations...........................................................................................      9-11

                          PART II - OTHER INFORMATION


ITEM 1 AND ITEM 6 OTHER INFORMATION

                  Other Information.......................................................................         11

SIGNATURES................................................................................................         12

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      March 31, 2001 and December 31, 2000

                                  (unaudited)


          ASSETS                                                                 2001                     2000
                                                                              -----------               ----------
Current assets:
    Cash and cash equivalents                                                 $   299,944                  474,544
    Investments, at fair value                                                     55,216                   59,999
    Accounts receivable                                                           127,729                  470,800
    Inventories                                                                    78,321                   69,348
    Prepaid and other assets                                                      264,859                  251,694
                                                                              -----------               ----------
          Total current assets                                                    826,069                1,326,385

Equipment and leasehold improvements, net of accumulated
    depreciation of $197,245 in 2001 and $171,648 in 2000                         439,657                  467,263
Goodwill, less accumulated amortization of $164,538
    in 2001 and $145,955 in 2000                                                  950,461                  969,044
Other assets                                                                           --                    1,192
                                                                              -----------               ----------
          Total assets                                                        $ 2,216,187                2,763,884
                                                                              ===========               ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $   164,407                  213,148
    Accrued expenses                                                              313,112                  274,123
    Current portion of notes payable                                              241,572                  327,778
    Other                                                                         114,367                  108,832
                                                                              -----------               ----------
          Total current liabilities                                               833,458                  923,881

Notes payable, less current portion                                               505,650                  547,222
Minority interest in consolidated subsidiary                                       44,382                  122,464
                                                                              -----------               ----------
          Total liabilities                                                     1,383,490                1,593,567
                                                                              -----------               ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 2,318,996 shares                                                     23,190                   23,190
    Treasury stock, at cost - 1,000 shares                                         (3,669)                  (3,669)
    Additional paid-in capital                                                  2,687,227                2,687,227
    Accumulated deficit                                                        (1,874,051)              (1,536,431)
                                                                              -----------               ----------
          Total stockholders' equity                                              832,697                1,170,317
                                                                              -----------               ----------
                                                                              $ 2,216,187                2,763,884
                                                                              ===========               ==========


See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   Three months ended March 31, 2001 and 2000

                                  (unaudited)


                                                                          2001                     2000
                                                                      -----------               ----------
Revenues:
    Commissions                                                       $   353,685                  594,938
    Asset management fees                                                 219,693                  183,887
    Investment banking revenues                                           101,889                   20,381
    Net trading profits                                                     2,272                   56,162
    Resinous material sales                                               115,651                  225,187
    Dividend and interest income                                           12,764                   23,258
    Other                                                                  14,127                    6,195
                                                                      -----------               ----------
          Total revenues                                                  820,081                1,110,008
                                                                      -----------               ----------

Expenses:
    Salaries and employee benefits                                        711,674                  767,590
    Brokerage and clearing                                                 70,295                  127,108
    Cost of resinous material sales                                        57,853                  115,151
    Advertising and marketing                                              70,722                   81,948
    Professional and regulatory fees                                       57,346                   90,031
    Occupancy and maintenance                                             115,928                  113,834
    Depreciation and amortization                                          44,625                   51,269
    Interest expense                                                       18,351                   18,860
    Other                                                                  88,989                  101,123
                                                                      -----------               ----------
          Total expenses                                                1,235,783                1,466,914
                                                                      -----------               ----------

          Loss before income taxes and minority interest                 (415,702)                (356,906)

Income tax benefit                                                             --                 (134,304)
                                                                      -----------               ----------

          Loss before minority interest                                  (415,702)                (222,602)

Minority interest                                                         (78,082)                      --
                                                                      -----------               ----------

          Net loss                                                    $  (337,620)                (222,602)
                                                                      ===========               ==========

Basic net loss per share                                              $     (0.15)                   (0.10)
                                                                      ===========               ==========

Weighted average shares outstanding                                     2,318,996                2,214,525
                                                                      ===========               ==========


See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Three months ended March 31, 2001 and 2000

                                  (unaudited)


                                                                                       2001                     2000
                                                                                     ---------               ----------
Cash flows from operating activities:
    Net loss                                                                         $(337,620)                (222,602)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                                    44,625                   51,269
       Loss on disposal of equipment                                                     3,556                       --
       Minority interest                                                               (78,082)                      --
       Sales of investments and securities sold, not yet purchased, net                  7,055                  228,861
       Net trading profits                                                              (2,272)                 (56,162)
       Deferred tax benefit                                                                 --                  (10,954)
       Change in assets and liabilities:
          Accounts receivable                                                          343,071                   58,703
          Inventories                                                                   (8,973)                  (5,508)
          Prepaid and other assets                                                     (11,973)                (130,764)
          Accounts payable and accrued expenses                                         (9,752)                  14,380
          Other liabilities                                                              5,535                   (4,295)
                                                                                     ---------               ----------
             Net cash used in operating activities                                     (44,830)                 (77,072)
                                                                                     ---------               ----------

Cash flows from investing activities:
    Purchase of equipment                                                               (5,492)                 (76,856)
    Proceeds from sales of equipment                                                     3,500                       --
                                                                                     ---------               ----------
             Net cash used in investing activities                                      (1,992)                 (76,856)
                                                                                     ---------               ----------

Cash flows from financing activities-
    principal payments on notes payable                                               (127,778)                      --
                                                                                     ---------               ----------

             Net decrease in cash and cash equivalents                                (174,600)                (153,928)

Cash and cash equivalents at beginning of period                                       474,544                1,094,700
                                                                                     ---------               ----------

Cash and cash equivalents at end of period                                           $ 299,944                  940,772
                                                                                     =========               ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $   8,861                   11,860
                                                                                     =========               ==========


See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

         (A)      ORGANIZATION AND BASIS OF PRESENTATION

                  Intrepid Capital Corporation ("ICAP") was formed on April 3,1998 for the purpose of becoming a full service investment management and consulting business. On December 16, 1998 as part of a simultaneous merger and reorganization, ICAP acquired all the outstanding shares of Enviroq Corporation ("Enviroq"), Intrepid Capital Management ("ICM") and Capital Research Corporation ("CRC") through a series of stock-for-stock and stock-for-cash exchanges with the former shareholders of each entity. ICAP is located in Jacksonville Beach, Florida and conducts its business through its three wholly owned subsidiaries.

                  ICM provides investment consulting and investment management services to individuals and corporations. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

                  CRC was a registered broker-dealer with the Securities and Exchange Commission (the "SEC") and a member of the National Association of Securities Dealers, Inc. (the "NASD") and the Securities Investor Protection Corporation (the "SIPC"). In a transaction effective on August 1, 1999, ICAP acquired all the outstanding stock of Allen C. Ewing Financial Services, Inc. ("ACEFS"). Primarily all of ACEFS' operations were conducted through its wholly owned subsidiary, Allen C. Ewing & Co., a registered broker-dealer with the SEC and a member of NASD and the SIPC. Concurrent with that transaction, ICAP contributed the assets and liabilities of ACEFS to CRC.

                  Subsequent to the acquisition, the operations of CRC and ACEFS were conducted through the merged entity under the name of Allen C. Ewing & Co. ("Ewing"), which retained its registered broker-dealer status. Effective December 31, 1999, CRC was no longer a registered broker-dealer.

                  Enviroq conducts its operations through Sprayroq, Inc. ("Sprayroq"), a 50% owned subsidiary over which Enviroq has voting control. Sprayroq is engaged in development, commercialization, manufacture and marketing of spray-applied resinous materials and in the treatment of municipal wastewater.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001


                  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. ICAP believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in ICAP's Annual Report on Form 10-KSB filed with the SEC on April 2, 2001. Except as indicated herein, there have been no significant changes from the financial data published in ICAP's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

         (B)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of ICAP and its subsidiaries ICM, Ewing, and Enviroq.

                  All significant intercompany balances and transactions have been eliminated in consolidation. ICAP, through its ownership in Enviroq, controls the operations and activities of Sprayroq. Minority interest is recognized for 50% of Sprayroq's equity.

         (C)      EARNINGS PER SHARE

                  Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three months ended March 31, 2001 and 2000, ICAP had no dilutive common stock equivalents.

         (D)      COMPREHENSIVE INCOME

                  No differences between total comprehensive loss and net loss existed in the financial statements reported for the three months ended March 31, 2001 and 2000.

(2)      RELATED PARTY TRANSACTION

                  ICM performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which ICM is general partner and a 1.23% equity interest owner as of March 31, 2001. For the three months ended March 31, 2001 and 2000, ICM received $10,277 and $8,944, respectively, for such services.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001


(3)      SEGMENTS

                  During 2001 and 2000, ICAP operated in two principal segments, investment advisory services and broker-dealer services which includes investment banking revenues. Enviroq constitutes a separate segment. ICAP assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net loss for each of the reportable segments are summarized as follows for the three months ended March 31, 2001 and 2000:


                                                           2001                      2000
                                                        -----------               ----------
Revenues:
      Investment advisory services segment              $   222,414                  186,565
      Broker-dealer services segment                        478,170                  694,016
      Enviroq                                               118,876                  227,420
      Corporate                                             173,694                  151,253
      Intersegment revenues                                (173,073)                (149,246)
                                                        -----------               ----------
                                                        $   820,081                1,110,008
                                                        ===========               ==========

Net loss:
      Investment advisory services segment              $   (37,500)                 (71,293)
      Broker-dealer services segment                        (58,919)                  (3,683)
      Enviroq                                               (94,554)                 (92,170)
      Corporate                                            (146,647)                 (55,456)
                                                        -----------               ----------
                                                        $  (337,620)                (222,602)
                                                        ===========               ==========

                  The total assets for each of the reportable segments are summarized as follows as of March 31, 2001 and December 31, 2000. Non-segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                           2001                      2000
                                                        -----------               ----------
Assets:
      Investment advisory services segment              $   136,280                  131,655
      Broker-dealer services segment                        509,279                  573,747
      Enviroq                                             1,273,721                1,403,626
      Other                                                 296,907                  654,856
                                                        -----------               ----------
                                                        $ 2,216,187                2,763,884
                                                        ===========               ==========

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

         ICAP's current assets consist generally of cash, accounts receivable and prepaid and other assets, which includes a tax refund receivable of $176,263. ICAP has financed its operations with funds provided by stockholder capital and the sale of trading securities. ICAP has developed a growth strategy plan that includes both internal and external growth through acquisitions.

         For the three month period ended March 31, 2001, ICAP incurred significant operating losses and negative cash flows from operations. ICAP is evaluating several options to raise capital which include the issuance of equity securities in private placements, and enhancing the operations, or the complete disposal of, Sprayroq, Inc. (Enviroq's 50% owned subsidiary). ICAP also believes that its broker-dealer services segment will generate substantial high-margin investment banking revenues during 2001. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the stockholders of ICAP will be reduced. While management believes it will be able to meet its capital needs through several of the above alternatives, there can be no assurances that such transactions will take place on terms favorable to ICAP, if at all. If adequate funds are not available or terms are not suitable, ICAP's growth strategy would be significantly limited and such limitation could have an effect on ICAP's business, results of operations and financial condition.

         For the three months ended March 31, 2001, net cash used in operating activities was $44,830, primarily attributable to ICAP's net loss, offset by a decrease in accounts receivable. Net cash used in investing activities was $1,992, which is primarily due to the purchase of equipment. Net cash used in financing activities was $127,778, which is due to principal payments on notes payable.

         ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At March 31, 2001, Ewing's regulatory net capital was $116,795, which is $66,795 in excess of its minimum net capital requirement of $50,000.

         Since its acquisition of Enviroq in December 1998, ICAP has been evaluating alternatives for the future of this business because of its inconsistency with ICAP's primary mission. ICAP is currently pursuing several alternatives for this business, including a possible sale of Sprayroq, Enviroq's 50% owned subsidiary that conducts primarily all of Enviroq's operations.

Results of Operations

         Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Total revenues were $820,021 for the three months ended March 31, 2001, compared to $1,110,008 for the three months ended March 31, 2000, representing a 26.1% decrease.

         Commissions decreased $241,253, or 40.6%, to $353,685. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of negative market conditions.

         Asset management fees increased $35,806 or 19.5%, to $219,693. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $105.3 million at December 31, 2000, compared to $92.5 million at December 31, 1999. The increase in asset management fees for the three months ended March 31, 2001 relates directly to the net increase in AUM at the market close of the prior quarter. The net increase in AUM is primarily attributable to a positive net change in client assets during the three months ended December 31, 2000. AUM was $84.6 million at March 31, 2001, compared to $84.5 million at March 31, 2000. The net decrease in AUM during the three months ended March 31, 2001 is primarily attributable to a negative net change in client assets due to client movement during the three months ended March 31, 2001.

         Investment banking revenues increased $81,508, or 399.9%, to $101,889. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to an increase in mortgage loan placement services.

         Net trading profits decreased $53,890, or 96.0%, to $2,272. There were $190 of realized gains and $2,082 of unrealized gains in ICAP's investment in trading securities, which includes an investment in Intrepid Capital, L.P. The decrease is primarily attributable to lower exposure in trading securities.

         Resinous material sales decreased $109,536, or 48.6% to $115,651. The decrease is primarily attributable to the delay in timing of resinous material sales to repeat customers until the second quarter of 2001.

         Dividend and interest income decreased $10,494, or 45.1%, to $12,764. The decrease is primarily attributable to a decrease in interest received from the lower average cash balances invested in money markets.

         Total expenses were $1,235,783 for the three months ended March 31, 2001, compared to $1,466,914 for the three months ended March 31, 2000, representing a 15.8% decrease.

         Salaries and employee benefits decreased $55,916, or 7.3%, to $711,674. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, and other related employee benefits. The decrease is primarily attributable to decreased commission expenses as a result of decreased securities transactions partially offset by increased fixed salaries.

         Brokerage and clearing expenses decreased $56,813, or 44.7%, to $70,295. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. During the quarter ended March 31, 2000, ICAP re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease is primarily attributable to decreased transaction volume and reflects decreased costs as a result of the re-negotiated clearing agreement.

         Cost of resinous material sales decreased $57,298, or 49.8%, to $57,853. The decrease is primarily attributable to the delay in timing of resinous material sales to repeat customers until the second quarter of 2001.

         Advertising and marketing expenses decreased $11,226, or 13.7%, to $70,722. The decrease is primarily attributable to non-recurring advertising and marketing expenses related to the opening of ICAP's new headquarters in January 2000.

         Professional and regulatory expenses decreased $32,685, or 36.3%, to $57,346. The decrease is primarily attributable to the elimination of Ewing's market making operations.

         Other expenses decreased $12,135, or 12.0%, to $88,988 due to decreased general and administrative expenses.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against ICAP or any of its subsidiaries.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         None.


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

                                             Dated:  May 14, 2001


                                             By       /s/ Michael J. Wallace
                                               --------------------------------
                                               Michael J. Wallace, Chief
                                               Accounting Officer

                                             Dated:  May 14, 2001