Form 10QSB
period 2001-06-30
INTREPID CAPITAL CORP
filed 2001-08-13
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-66859

INTREPID CAPITAL CORPORATION
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	59-3546446 (I.R.S. Employer Identification No.)

3652 South Third Street, Suite 200, Jacksonville Beach, Florida (Address of principal executive offices)	32250 (Zip Code)

(904) 246-3433
(Registrant’s telephone number)

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

     As of July 31, 2001, there were 2,350,246 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Index to Form 10-QSB
For the Quarter Ended June 30, 2001

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of June 30, 2001 and December 31, 2000	3

Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three and Six Month Periods Ended June 30, 2001 and 2000	4

Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Six Months Ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources	8

Results of Operations	9-11

Expected Impact of Recently Announced Accounting Standards	12

PART II — OTHER INFORMATION

Item 1 and Item 6 Other Information

Other Information	12

Signatures	13

ITEM 1.     FINANCIAL STATEMENTS

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2001 and December 31, 2000

(unaudited)

Assets	2001	2000

Current assets:

Cash and cash equivalents	$197,515	474,544

Investments, at fair value	57,262	59,999

Accounts receivable	366,034	470,800

Inventories	84,607	69,348

Prepaid and other assets	77,326	251,694

Total current assets	782,744	1,326,385

Equipment and leasehold improvements, net of accumulated depreciation of $222,706 in 2001 and $171,648 in 2000	416,153	467,263

Goodwill, less accumulated amortization of $183,121 in 2001 and $145,955 in 2000	931,878	969,044

Other assets	—	1,192

Total assets	$2,130,775	2,763,884

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$159,768	213,148

Accrued expenses	183,100	274,123

Current portion of notes payable	241,572	327,778

Advances from shareholder	262,110	—

Other	117,584	108,832

Total current liabilities	964,134	923,881

Notes payable, less current portion	463,984	547,222

Minority interest in consolidated subsidiary	61,549	122,464

Total liabilities	1,489,667	1,593,567

Stockholders’ equity:

Common stock, $.01 par value. Authorized 15,000,000 shares; issued 2,350,246 and 2,318,996 shares at June 30, 2001 and December 31, 2000, respectively	23,502	23,190

Treasury stock, at cost - 1,000 shares	(3,669)	(3,669)

Additional paid-in capital	2,686,915	2,687,227

Accumulated deficit	(2,065,640)	(1,536,431)

Total stockholders’ equity	641,108	1,170,317

	$2,130,775	2,763,884

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six month periods ended June 30, 2001 and 2000

(unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2001	2000	2001	2000

Revenues:

Commissions	$340,470	430,825	694,155	1,025,763

Asset management fees	184,206	164,239	403,899	348,126

Investment banking revenues	164,759	45,910	266,648	66,291

Net trading profits	2,046	53,061	4,318	109,223

Resinous material sales	472,169	260,079	587,820	485,266

Dividend and interest income	5,523	15,678	18,287	38,936

Other	23,734	18,271	37,861	24,466

Total revenues	1,192,907	988,063	2,012,988	2,098,071

Expenses:

Salaries and employee benefits	673,153	649,237	1,384,827	1,416,827

Brokerage and clearing	64,727	94,914	135,022	222,022

Cost of resinous material sales	220,262	136,445	278,115	251,596

Advertising and marketing	74,092	46,295	144,814	128,243

Professional and regulatory fees	80,842	93,018	138,188	183,049

Occupancy and maintenance	118,120	108,966	234,048	222,800

Depreciation and amortization	44,046	50,484	88,671	101,754

Interest expense	17,353	19,381	35,704	38,241

Other	74,734	94,322	163,723	195,444

Total expenses	1,367,329	1,293,062	2,603,112	2,759,976

Loss before income taxes and minority interest	(174,422)	(304,999)	(590,124)	(661,905)

Income tax benefit	—	(18,472)	—	(152,776)

Loss before minority interest	(174,422)	(286,527)	(590,124)	(509,129)

Minority interest expense (benefit)	17,167	—	(60,915)	—

Net loss	$(191,589)	(286,527)	(529,209)	(509,129)

Basic net loss per share	$(0.08)	(0.13)	(0.23)	(0.23)

Weighted average shares outstanding	2,339,944	2,214,525	2,329,528	2,214,525

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2001 and 2000

(unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(529,209)	(509,129)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	88,671	101,754

Loss on disposal of equipment	3,556	—

Minority interest	(60,915)	—

Sales of investments and securities sold, not yet purchased, net	7,055	328,608

Net trading profits	(4,318)	(109,223)

Change in assets and liabilities:

Accounts receivable	104,766	(21,366)

Inventories	(15,259)	32,334

Prepaid and other assets	175,560	(99,143)

Accounts payable and accrued expenses	(144,403)	(133,738)

Other liabilities	8,752	18,316

Net cash used in operating activities	(365,744)	(391,587)

Cash flows from investing activities:

Purchase of equipment	(7,451)	(88,103)

Proceeds from sales of equipment	3,500	—

Net cash used in investing activities	(3,951)	(88,103)

Cash flows from financing activities:

Principal payments on notes payable	(169,444)	—

Advances from shareholder	262,110

Net cash provided by financing activities	92,666	—

Net decrease in cash and cash equivalents	(277,029)	(479,690)

Cash and cash equivalents at beginning of period	474,544	1,094,700

Cash and cash equivalents at end of period	$197,515	615,010

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$29,159	42,691

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001

(1)	Summary of Significant Accounting Policies and Operations

(a)	Organization and Basis of Presentation

Intrepid Capital Corporation (ICAP), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its three wholly owned subsidiaries: Intrepid Capital Management, Inc. (ICM), Allen C. Ewing & Co. (Ewing), and Enviroq Corporation (Enviroq).

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). ICAP believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in ICAP’s Annual Report on Form 10-KSB filed with the SEC on April 2, 2001. Except as indicated herein, there have been no significant changes from the financial data published in ICAP’s Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ICAP and its subsidiaries ICM, Ewing, and Enviroq.

All significant intercompany balances and transactions have been eliminated in consolidation. ICAP, through its ownership in Enviroq, controls the operations and activities of Sprayroq, Inc. (Sprayroq). Minority interest is recognized for 50% of Sprayroq’s equity.

(c)	Earnings Per Share

Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three and six month periods ended June 30, 2001 and 2000, ICAP had no dilutive common stock equivalents.

(d)	Comprehensive Income

No differences between total comprehensive loss and net loss existed in the financial statements reported for the three and six month periods ended June 30, 2001 and 2000.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2001

(2)	Related Party Transactions

ICM performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which ICM is general partner and a 1.23% equity interest owner as of June 30, 2001. For the six months ended June 30, 2001 and 2000, ICM received $21,012 and $18,047, respectively, for such services.

On May 1, 2001, Broadland Capital Partners, L.P. (“Broadland”), an affiliate of Mr. Morgan Payne, a director of ICAP, exercised outstanding warrants to receive 31,250 shares of ICAP Common Stock.

As of June 30, 2001, ICAP had received advances from the largest shareholder amounting to $262,110. The advances are non-interest bearing, with no set maturity, and are expected to be repaid as future cash flows become available.

(3)	Segments

During 2001 and 2000, ICAP operated in two principal segments, investment advisory services and broker-dealer services, which includes investment banking revenues. Enviroq constitutes a separate segment. ICAP assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net loss for each of the reportable segments are summarized as follows for the three and six month periods ended June 30, 2001 and 2000:

	Three months ended June 30		Six months ended June 30

	2001	2000	2001	2000

Revenues:

Investment advisory services segment	$186,787	170,406	409,201	356,971

Broker-dealer services segment	519,985	541,811	998,155	1,235,827

Enviroq	469,142	260,540	588,018	487,960

Corporate	50,614	175,922	224,308	327,175

Intersegment revenues	(33,621)	(160,616)	(206,694)	(309,862)

	$1,192,907	988,063	2,012,988	2,098,071

Net (loss) income:

Investment advisory services segment	$(64,809)	(71,864)	(102,309)	(143,157)

Broker-dealer services segment	11,843	(33,446)	(47,076)	(37,129)

Enviroq	1,446	(73,205)	(93,108)	(165,375)

Corporate	(140,069)	(108,012)	(286,716)	(163,468)

	$(191,589)	(286,527)	(529,209)	(509,129)

The total assets for each of the reportable segments are summarized as follows as of June 30, 2001 and December 31, 2000. Non-segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2001	2000

Assets:

Investment advisory services segment	$97,915	131,655

Broker-dealer services segment	468,952	573,747

Enviroq	1,317,515	1,403,626

Other	246,393	654,856

	$2,130,775	2,763,884

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Intrepid Capital Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

Liquidity and Capital Resources

     ICAP’s current assets consist generally of cash and accounts receivable. ICAP has financed its operations with funds provided by stockholder capital, advances from the largest shareholder, and the sale of trading securities. ICAP has developed a growth strategy plan that includes both internal and external growth through acquisitions.

     ICAP is evaluating a variety of options to enhance its liquidity and capital resources. ICAP’s scope of options includes the issuance of equity securities in private placements, strategic acquisitions, and the complete disposal of Sprayroq, Inc. (Enviroq’s 50% owned subsidiary) because of its inconsistency with ICAP’s primary mission. ICAP is currently considering several disposal opportunities. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the stockholders of ICAP will be reduced.

     ICAP also believes that its broker-dealer services segment will generate substantial high-margin investment banking revenues during the remaining six months of 2001. Two significant investment banking fees are expected to be earned during the remaining six months of 2001 totaling more than $800,000.

     For the six months ended June 30, 2001, ICAP incurred significant operating losses and negative cash flows from operations. While management believes it will be able to meet its capital needs through several of the above alternatives, there can be no assurances that such transactions will take place on terms favorable to ICAP, if at all. If adequate funds are not available or terms are not suitable, ICAP’s growth strategy would be significantly limited and such limitation could have an effect on ICAP’s business, results of operations and financial condition.

     For the six months ended June 30, 2001, net cash used in operating activities was $365,744, primarily attributable to ICAP’s net loss, offset by decreases in accounts receivable and other assets, including the receipt of a federal income tax refund of $193,167. Net cash used in investing activities was $3,951, which is primarily due to the purchase of equipment. Net cash provided by financing activities was $92,666, which is primarily due to advances from the largest shareholder offset by principal payments on notes payable.

     ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At June 30, 2001, Ewing’s regulatory net capital was $150,955, which is $100,955 in excess of its minimum net capital requirement of $50,000.

Results of Operations

     Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     Total revenues were $1,192,907 for the three months ended June 30, 2001, compared to $988,063 for the three months ended June 30, 2000, representing a 20.7% increase.

     Commissions decreased $90,355, or 21.0%, to $340,470. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of negative and volatile market conditions.

     Asset management fees increased $19,967 or 12.2%, to $184,206. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $84.6 million at March 31, 2001, compared to $84.5 million at March 31, 2000. The increase in asset management fees for the three months ended June 30, 2001 relates directly to an increase in the average fee rate per account. AUM was $79.3 million at June 30, 2001, compared to $76.8 million at June 30, 2000. The net decrease in AUM during the three months ended June 30, 2001 is primarily attributable to client withdrawals during the period.

     Investment banking revenues increased $118,849, or 258.9%, to $164,759. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to an increase in mortgage loan placement and merger and acquisition services. In addition, a significant fee was earned during the three months ended June 30, 2001 accounting for approximately 51.6% of total investment banking revenues earned during the period.

     Net trading profits decreased $51,015, or 96.1%, to $2,046. Net trading profits consist of unrealized gains in ICAP’s investment in trading securities, which includes an investment in Intrepid Capital, L.P. The decrease is primarily attributable to lower exposure in trading securities as a result of the elimination of Ewing’s market making operations.

     Resinous material sales increased $212,090, or 81.5% to $472,169. The increase is primarily attributable to the timing of resinous material sales to repeat customers. Several customers delayed sales during the three months ended March 31, 2001, resulting in higher than normal sales during the three months ended June 30, 2001.

     Dividend and interest income decreased $10,155, or 64.8%, to $5,523. The decrease is primarily attributable to a decrease in interest received from the lower average cash balances invested in money markets.

     Total expenses were $1,367,329 for the three months ended June 30, 2001, compared to $1,293,062 for the three months ended June 30, 2000, representing a 5.7% increase.

     Salaries and employee benefits increased $23,916, or 3.7%, to $673,153. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, and other related employee benefits. The increase is primarily attributable to increased commission expenses as a result of increased investment banking revenues.

     Brokerage and clearing expenses decreased $30,187, or 31.8%, to $64,727. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

     Cost of resinous material sales increased $83,817, or 61.4%, to $220,262. The increase is primarily attributable to the timing of resinous material sales to repeat customers. Several customers delayed sales during the three months ended March 31, 2001, resulting in higher than normal sales during the three months ended June 30, 2001.

     Advertising and marketing expenses increased $27,797, or 60.0%, to $74,092. The increase is primarily attributable to an increase in ICM’s advertising and marketing expenses associated with a new direct-mail marketing campaign.

     Professional and regulatory expenses decreased $12,171, or 13.1%, to $80,847. The decrease is primarily attributable to the elimination of Ewing’s market making operations.

     Other expenses decreased $19,592, or 20.8%, to $74,730 due to decreased general and administrative expenses.

     Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Total revenues were $2,012,988 for the six months ended June 30, 2001, compared to $2,098,071 for the six months ended June 30, 2000, representing a 4.1% decrease.

     Commissions decreased $331,608, or 32.3%, to $694,155. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of negative and volatile market conditions.

     Asset management fees increased $55,773 or 16.0%, to $403,899. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $105.3 and $84.6 million at December 31, 2000 and March 31, 2001, respectively, compared to $92.5 and $84.5 million at December 31, 1999 and March 31, 2000, respectively. The increase in asset management fees for the six months ended June 30, 2001 relates directly to the net increase in AUM at the market close prior to each quarter in the six month period and to an increase in the average fee rate per account. AUM was $79.3 million at June 30, 2001, compared to $76.8 million at June 30, 2000.

     Investment banking revenues increased $200,357, or 302.2%, to $266,648. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to an increase in mortgage loan placement and merger and acquisition services. A significant fee was earned during the three months ended June 30, 2001 accounting for approximately 31.9% of total investment banking revenues earned during the six months ended June 30, 2001.

     Net trading profits decreased $104,905, or 96.0%, to $4,318. Net trading profits consist of realized and unrealized gains from ICAP’s investment in trading securities, which includes an investment in Intrepid Capital, L.P. The decrease is primarily attributable to lower exposure in trading securities as a result of the elimination of Ewing’s market making operations.

     Resinous material sales increased $102,554, or 21.1% to $587,820. The increase is primarily attributable to resinous material sales to new licensees obtained during the second half of 2000.

     Dividend and interest income decreased $20,649, or 53.0%, to $18,287. The decrease is primarily attributable to a decrease in interest received from the lower average cash balances invested in money markets.

     Total expenses were $2,603,112 for the six months ended June 30, 2001, compared to $2,759,976 for the six months ended June 30, 2000, representing a 5.7% decrease.

     Salaries and employee benefits decreased $32,000, or 2.3%, to $1,384,827. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, and other related employee benefits. The decrease is primarily attributable to decreased commission expenses as a result of decreased securities transactions partially offset by increased fixed salaries.

     Brokerage and clearing expenses decreased $87,000, or 39.2%, to $135,022. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. During the first quarter of 2000, ICAP re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease is primarily attributable to decreased transaction volume and reflects decreased costs as a result of the re-negotiated clearing agreement.

     Cost of resinous material sales increased $26,519, or 10.5%, to $278,115. The increase is primarily attributable to resinous material sales to new licensees obtained during the second half of 2000.

     Advertising and marketing expenses increased $16,571, or 12.9%, to $144,814. The increase is primarily attributable to an increase in ICM’s advertising and marketing expenses associated with a new direct-mail marketing campaign.

     Professional and regulatory expenses decreased $44,861, or 24.5%, to $138,188. The decrease is primarily attributable to the elimination of Ewing’s market making operations.

     Other expenses decreased $31,721, or 16.2%, to $163,723 due to decreased general and administrative expenses.

11

Expected Impact of Recently Announced Accounting Standards

     In July 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (FAS 142). FAS 141, effective immediately, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

     Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of FAS 142. FAS 141 will require, upon adoption of FAS 142, that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in FAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period of 2002. ICAP is currently evaluating, but has not yet determined the impact that FAS 141 and FAS 142 will have on its financial statements.

PART II — OTHER INFORMATION

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

INTREPID CAPITAL CORPORATION

By	/s/ Forrest Travis

Forrest Travis, President and Chief Executive Officer

Dated: August 10, 2001

By	/s/ Michael J. Wallace

Michael J. Wallace, Chief Accounting Officer

Dated: August 10, 2001