Form 10QSB
period 2001-09-30
INTREPID CAPITAL CORP
filed 2001-11-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transition period from _________ to __________

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

                -----------------------------------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]    NO [ ]


         As of October 31, 2001, there were 2,350,246 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


         Transitional Small Business Disclosure Format
(check one): Yes [ ] No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

     Consolidated  Balance Sheets of Intrepid Capital  Corporation and
     Subsidiaries as of September 30, 2001 and December 31, 2000.................................      3

     Consolidated   Statements  of  Operations  of  Intrepid   Capital
     Corporation  and  Subsidiaries  for  the  Three  and  Nine  Month
     Periods Ended September 30, 2001 and 2000...................................................      4

     Consolidated   Statements  of  Cash  Flows  of  Intrepid  Capital
     Corporation  and  Subsidiaries  for the Nine Month  Periods Ended
     September 30, 2001 and 2000.................................................................      5

     Notes to Consolidated Financial Statements..................................................    6-8


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     Discontinued Operations.....................................................................      9

     Liquidity and Capital Resources.............................................................   9-10

     Results of Operations.......................................................................  10-12

     Expected Impact of Recently Announced Accounting Standards..................................     13


                           PART II - OTHER INFORMATION


ITEM 1 AND ITEM 6.OTHER INFORMATION

     Other Information...........................................................................     13

SIGNATURES.......................................................................................     14

                          ITEM 1.   FINANCIAL INFORMATION

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 2001 and December 31, 2000

                                   (unaudited)

          ASSETS                                                                                2001              2000
                                                                                            -----------        ----------
Current assets:
    Cash and cash equivalents                                                               $   217,993           419,616
    Investments, at fair value                                                                   54,306            59,999
    Accounts receivable                                                                          69,439            83,629
    Prepaid and other assets                                                                     71,082           271,347
    Assets of discontinued operation (note 2)                                                 1,137,543         1,528,187
                                                                                            -----------        ----------
          Total current assets                                                                1,550,363         2,362,778

Equipment and leasehold improvements, net of accumulated
    depreciation of $200,588 in 2001 and $137,470 in 2000                                       306,854           364,480
Goodwill, less accumulated amortization of $6,447
    in 2001 and $4,396 in 2000                                                                   34,575            36,626
                                                                                            -----------        ----------
          Total assets                                                                      $ 1,891,792         2,763,884
                                                                                            ===========        ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                        $   147,871           105,117
    Accrued expenses                                                                            372,919           223,313
    Current portion of notes payable                                                            241,572           327,778
    Advances from shareholder                                                                   287,110                --
    Other                                                                                       119,654           108,832
    Liabilities of discontinued operation (note 2)                                              229,128           281,305
                                                                                            -----------        ----------
          Total current liabilities                                                           1,398,254         1,046,345

Notes payable, less current portion                                                             422,317           547,222
                                                                                            -----------        ----------
          Total liabilities                                                                   1,820,571         1,593,567
                                                                                            ===========        ==========

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares; issued 2,350,246
       and 2,318,996 shares at September 30, 2001 and December 31, 2000, respectively            23,502            23,190
    Treasury stock, at cost - 1,000 shares                                                       (3,669)           (3,669)
    Additional paid-in capital                                                                2,686,915         2,687,227
    Accumulated deficit                                                                      (2,635,527)       (1,536,431)
                                                                                            -----------        ----------
          Total stockholders' equity                                                             71,221         1,170,317
                                                                                            -----------        ----------
                                                                                            $ 1,891,792         2,763,884
                                                                                            ===========        ==========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

         Three and Nine month periods ended September 30, 2001 and 2000

                                   (unaudited)

                                                                        THREE MONTHS                    NINE MONTHS
                                                                     ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                    2001             2000           2001            2000
                                                                -----------      ----------      ----------      ----------
Revenues:
     Commissions                                                $   331,354         412,508       1,025,509       1,438,271
     Asset management fees                                          198,679         165,473         602,578         513,599
     Investment banking revenues                                     74,738          74,583         341,386         140,874
     Net trading (losses) profits                                    (1,072)         (6,528)          3,246         102,695
     Dividend and interest income                                     6,079          12,651          24,366          51,587
     Other                                                           10,204           1,659          47,867          23,431
                                                                -----------      ----------      ----------      ----------
           Total revenues                                           619,982         660,346       2,044,952       2,270,457
                                                                -----------      ----------      ----------      ----------

Expenses:
     Salaries and employee benefits                                 455,657         532,131       1,625,729       1,752,167
     Brokerage and clearing                                          64,866          70,021         199,888         292,043
     Advertising and marketing                                       86,695          30,565         173,283         110,692
     Professional and regulatory fees                                79,994         101,288         212,376         282,369
     Occupancy and maintenance                                       90,985          86,777         272,263         279,273
     Depreciation and amortization                                   21,759          30,143          65,169          89,606
     Interest expense                                                16,632          26,165          52,334          64,406
     Other                                                           61,383          59,016         197,999         232,190
                                                                -----------      ----------      ----------      ----------
           Total expenses                                           877,971         936,106       2,799,041       3,102,746
                                                                -----------      ----------      ----------      ----------

        Loss from continuing operations before income taxes        (257,989)       (275,760)       (754,089)       (832,289)

Income tax benefit                                                       --              --              --        (152,776)
                                                                -----------      ----------      ----------      ----------

        Loss from continuing operation                             (257,989)       (275,760)       (754,089)       (679,513)

Discontinued operations (note 2):
     Income (loss) from discontinued operation                       15,849         105,657         (17,260)            281
     Loss on sale of discontinued operation                        (327,747)             --        (327,747)             --
                                                                -----------      ----------      ----------      ----------

        Income (loss) on discontinued operation                    (311,898)        105,657        (345,007)            281

        Net loss                                                $  (569,887)       (170,103)     (1,099,096)       (679,232)
                                                                ===========      ==========      ==========      ==========

Basic loss per share from continuing operations                 $     (0.11)          (0.13)          (0.32)          (0.31)
Basic income (loss) per share from discontinued operations             0.01            0.05           (0.01)             --
Basic loss per share on sale of discontinued operations               (0.14)             --           (0.14)             --
                                                                -----------      ----------      ----------      ----------

Basic net loss per share                                        $     (0.24)          (0.08)          (0.47)          (0.31)
                                                                ===========      ==========      ==========      ==========

Weighted average shares outstanding                               2,350,246       2,214,525       2,336,510       2,214,525
                                                                ===========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              Nine month periods ended September 30, 2001 and 2000

                                   (unaudited)

                                                                                 2001               2000
                                                                              -----------        ----------
Cash flows from operating activities:
    Net loss                                                                  $(1,099,096)         (679,232)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                               65,169            89,606
       Loss on sale of discontinued operations                                    327,747                --
       Sales of investments and securities sold, not yet purchased, net             8,939           493,270
       Net trading profits                                                         (3,246)         (102,695)
       Change in assets and liabilities:
          Accounts receivable                                                      14,190            11,848
          Prepaid and other assets                                                200,265           (67,385)
          Accounts payable and accrued expenses                                   192,360           (95,166)
          Other liabilities                                                        10,822            20,187
          Discontinued operations - working capital changes                        10,720           (58,921)
                                                                              -----------        ----------
             Net cash used in operating activities                               (272,130)         (388,488)
                                                                              -----------        ----------
Cash flows from investing activities-
    purchase of equipment                                                          (5,492)         (103,307)
                                                                              -----------        ----------
Cash flows from financing activities:
    Principal payments on notes payable                                          (211,111)               --
    Advances from shareholder                                                     287,110                --
                                                                              -----------        ----------
             Net cash provided by financing activities                             75,999                --
                                                                              -----------        ----------

             Net decrease in cash and cash equivalents                           (201,623)         (491,795)

Cash and cash equivalents at beginning of period                                  419,616         1,094,700
                                                                              -----------        ----------

Cash and cash equivalents at end of period                                    $   217,993           602,905
                                                                              ===========        ==========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $    43,422            68,856
                                                                              ===========        ==========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

         (A)      ORGANIZATION AND BASIS OF PRESENTATION

                  Intrepid Capital Corporation (ICAP), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its two wholly owned subsidiaries: Intrepid Capital Management, Inc. (ICM) and Allen C. Ewing & Co. (Ewing).

                  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). ICAP believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in ICAP's Annual Report on Form 10-KSB filed with the SEC on April 2, 2001. Except as indicated herein, there have been no significant changes from the financial data published in ICAP's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

         (B)      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of ICAP and its subsidiaries ICM and Ewing. Also included are the accounts of Enviroq Corporation (Enviroq) and Sprayroq, Inc. (Sprayroq) which were controlled by ICAP and have been reported as discontinued operations (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)      EARNINGS PER SHARE

                  Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three and nine month periods ended September 30, 2001 and 2000, ICAP had no dilutive common stock equivalents.

         (D)      COMPREHENSIVE INCOME

                  No differences between total comprehensive loss and net loss existed in the financial statements reported for the three and nine month periods ended September 30, 2001 and 2000.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001

(2)      DISCONTINUED OPERATIONS

         On September 19, 2001, ICAP signed an agreement in principle with Sprayroq of Ohio, Inc., an unrelated party, whereby Sprayroq of Ohio, Inc. agreed to purchase all of the issued and outstanding capital stock of Sprayroq, Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, and ICAP has reported its operations as discontinued for all periods presented.

         The sale of Sprayroq was completed on October 30, 2001 and ICAP received on that date its share of the purchase price which consisted of cash in the amount of $584,496 and two promissory notes in the aggregate principal amount of $323,919. A loss on sale of discontinued operations of $327,747 was accrued during the three month period ended September 30, 2001 as follows:

               Loss on sale of discontinued operation:
                     Proceeds
                         Cash                                                           $     584,496
                         Notes                                                                323,919
                                                                                        -------------
                                                                                              908,415

                     Net book value of assets of discontinued operation                    (1,106,162)
                     Accrued severance costs                                                 (130,000)
                                                                                        -------------
                                                                                        $    (327,747)
                                                                                        =============

         Enviroq's assets and liabilities as of September 30, 2001, adjusted for the loss on sale of discontinued operations, consisted of the following:

               Assets:
                     Cash and cash equivalents                                          $     32,594
                     Accounts receivable                                                     259,639
                     Inventories and other assets                                             80,739
                     Equipment, net of accumulated depreciation                               83,599
                     Goodwill, net of accumulated amortization                               680,972
                                                                                        ------------
                                                                                        $  1,137,543
                                                                                        ============

               Liabilities:
                     Accounts payable and accrued expenses                              $    144,716
                     Other                                                                    21,187
                     Minority interest                                                        63,225
                                                                                        ------------
                                                                                        $    229,128
                                                                                        ============

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001

(3)      RELATED PARTY TRANSACTIONS

         ICM performs certain asset management functions for Intrepid Capital, L.P., an investment limited partnership of which ICM is general partner and a 1.23% equity interest owner as of September 30, 2001. For the nine months ended September 30, 2001 and 2000, ICM received $32,248 and $27,448, respectively, for such services.

         As of September 30, 2001, ICAP had received advances from its largest shareholder amounting to $287,110. At an interest rate of 6.50%, the advances have no set maturity and are expected to be repaid as future cash flows become available.

(4)      SEGMENTS

         During 2001 and 2000, ICAP operated in two principal segments, investment advisory services and broker-dealer services, which includes investment banking revenues. The operations of Enviroq formerly constituted a separate operating segment which have been reclassified as discontinued operations. ICAP assesses and measures operating performance based upon the net income derived from each of its operating segments exclusive of the impact of corporate expenses. The revenues and net loss from operations for each of the reportable segments are summarized as follows for the three and nine month periods ended September 30, 2001 and 2000:


                                                          Three months ended September 30  Nine months ended September 30
                                                                 2001          2000           2001           2000
                                                              ---------     ----------      ----------     ----------
          Revenues:
              Investment advisory services segment            $ 197,796        170,810         607,155        527,781
              Broker-dealer services segment                    421,392        488,972       1,419,548      1,724,799
              Corporate                                          69,767         62,200         225,167        182,783
              Intersegment revenues                             (68,973)       (61,636)       (206,918)      (164,906)
                                                              ---------     ----------      ----------     ----------
                                                              $ 619,982        660,346       2,044,952      2,270,457
                                                              =========     ==========      ==========     ==========

          Net loss from operations:
              Investment advisory services segment            $ (50,968)       (42,491)       (153,118)      (185,648)
              Broker-dealer services segment                    (24,834)       (31,865)        (71,910)       (68,994)
              Corporate                                        (182,187)      (201,404)       (529,061)      (424,871)
                                                              ---------     ----------      ----------     ----------
                                                              $(257,989)      (275,760)       (754,089)      (679,513)
                                                              =========     ==========      ==========     ==========

              The total assets for each of the reportable segments are summarized as follows as of September 30, 2001 and December 31, 2000. Non-segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                                              2001              2000
                                                                         ------------        -----------
               Assets:
                     Investment advisory services segment                $    116,256            131,655
                     Broker-dealer services segment                           475,853            573,747
                     Other                                                    162,140            530,295
                     Discontinued operation                                 1,137,543          1,528,187
                                                                         ------------        -----------
                                                                         $  1,891,792          2,763,884
                                                                         ============        ===========

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

Discontinued Operations

         Because of its inconsistency with ICAP's mission, ICAP considered several disposition opportunities for Sprayroq. On September 19, 2001, ICAP signed an agreement in principle with Sprayroq of Ohio, Inc., an unrelated party, whereby Sprayroq of Ohio, Inc. agreed to purchase all of the issued and outstanding capital stock of Sprayroq, Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, and ICAP has reported its operations as discontinued for all periods presented.

         A loss on sale of discontinued operations of $327,747 was accrued during the three month period ended September 30, 2001. Revenues from Enviroq were $466,696 and $858,015 for the three month periods ended September 30, 2001 and 2000, respectively, and were $1,054,714 and $1,345,975 for the nine month periods ended September 30, 2001 and 2000, respectively. Income (loss) from discontinued operation for Enviroq were $15,849 and $105,657 for the three month periods ended September 30, 2001 and 2000, respectively, and were ($17,260) and $281 for the nine month periods ended September 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

         ICAP's current assets consist generally of cash and accounts receivable. ICAP has financed its operations with funds provided by stockholder capital, advances from its largest shareholder, and the sale of trading securities. ICAP has developed a growth strategy plan that includes both internal and external growth through sales and marketing and acquisitions.

         ICAP consummated the sale of Sprayroq on October 30, 2001 and received cash proceeds of $584,496 and two promissory notes in the aggregate principal amount of $323,919. ICAP used proceeds from the sale to repay notes payable of approximately $389,000 and advances from shareholder of approximately $183,000.

         In October 2001, a significant investment banking fee was earned by the broker-dealer services segment resulting in cash proceeds of $558,148. ICAP believes that its broker-dealer services segment will generate additional high-margin investment banking revenues during the remaining three months of 2001 and into the first three months of 2002. One specific significant investment banking fee is expected to be earned during these periods totaling more than $300,000.

         ICAP is evaluating a variety of options to enhance its liquidity and capital resources. ICAP's scope of options includes the issuance of equity securities in private placements and strategic acquisitions. If additional funds are raised through the issuance of equity securities, the percentage of ownership of the current stockholders of ICAP will be reduced.

         For the nine months ended September 30, 2001, ICAP incurred significant operating losses and negative cash flows from operations. While management believes it will be able to meet its capital needs through the above sources and financing alternatives, there can be no assurances that sources will be sufficient or that such transactions will take place on terms favorable to ICAP, if at all. If adequate funds are not available or terms are not suitable, ICAP's growth strategy would be significantly limited and such limitation could have an adverse effect on ICAP's business, results of operations and financial condition.

         For the nine months ended September 30, 2001, net cash used in operating activities was $272,130, primarily attributable to ICAP's net loss for the period offset by decreases in accounts receivable and other assets, including the receipt of a federal income tax refund of $193,167. Net cash used in investing activities was $5,492, which is primarily due to the purchase of equipment. Net cash provided by financing activities was $75,999, which is primarily due to advances from ICAP's largest shareholder offset by principal payments on notes payable.

         ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At September 30, 2001, Ewing's regulatory net capital was $134,442, which is $84,442 in excess of its minimum net capital requirement of $50,000.

Results of Operations

         Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Total revenues were $619,982 for the three months ended September 30, 2001, compared to $660,346 for the three months ended September 30, 2000, representing a 6.1% decrease.

         Commissions decreased $81,154, or 19.7%, to $331,354. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of negative and volatile market conditions.

         Asset management fees increased $33,206, or 20.1%, to $198,679. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (AUM). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $79.3 million at June 30, 2001, compared to $76.8 million at June 30, 2000. The increase in asset management fees for the three months ended September 30, 2001 relates directly to an increase in AUM and the average fee rate per account. AUM was $74.1 million at September 30, 2001, compared to $77.8 million at September 30, 2000. The net decrease in AUM during the three months ended September 30, 2001 is primarily attributable to client withdrawals during the period.

         Investment banking revenues remained essentially flat at $74,738 for the three months ended September 30, 2001 compared to $74,583 for the three months ended September 30, 2000. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction.

         Net trading losses decreased $5,456, or 83.6%, to $1,072. Net trading losses consist of unrealized losses in ICAP's investment in trading securities, which includes an investment in Intrepid Capital, L.P. The decrease is primarily attributable to the performance of assets invested in Intrepid Capital, L.P.

         Dividend and interest income decreased $6,572, or 51.9%, to $6,079. The decrease is primarily attributable to a decrease in interest received from the lower average cash balances invested in money markets.

         Total expenses were $877,971 for the three months ended September 30, 2001, compared to $936,106 for the three months ended September 30, 2000, representing a 6.2% decrease.

         Salaries and employee benefits decreased $76,474, or 14.4%, to $455,657. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, and other related employee benefits. The decrease is primarily attributable to decreased commission expenses as a result of decreased securities transactions.

         Brokerage and clearing expenses decreased $5,155, or 7.4%, to $64,866. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

         Advertising and marketing expenses increased $56,130, or 183.6%, to $86,695. The increase is primarily attributable to an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and inform them of ICM's superior investment performance.

         Professional and regulatory expenses decreased $21,294, or 21.0%, to $79,994. The decrease is primarily attributable to the elimination of Ewing's market making operations in December 2000.

         Other expenses decreased $2,367, or 4.0%, to $61,383 due to decreased general and administrative expenses.

         Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         Total revenues were $2,044,952 for the nine months ended September 30, 2001, compared to $2,270,457 for the nine months ended September 30, 2000, representing a 9.9% decrease.

         Commissions decreased $412,762, or 28.7%, to $1,025,509. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of negative and volatile market conditions.

         Asset management fees increased $88,979, or 17.3%, to $602,578. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $105.3 million, $84.6 million and $79.3 million at December 31, 2000, March 31, 2001 and June 30, 2001, respectively, compared to $92.5 million, $84.5 million and $76.8 million at December 31, 1999, March 31, 2000 and June 30, 2000, respectively. The increase in asset management fees for the nine months ended September 30, 2001 relates directly to an increase in AUM and the average fee rate per account. AUM was $74.1 million at September 30, 2001, compared to $77.8 million at September 30, 2000.

         Investment banking revenues increased $200,512, or 142.3%, to $341,386. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to an increase in mortgage loan placement and merger and acquisition services. A significant fee was earned during the nine months ended September 30, 2001, accounting for approximately 24.9% of total investment banking revenues earned during the period.

         Net trading profits decreased $99,449, or 96.8%, to $3,246. Net trading profits consist of realized and unrealized gains from ICAP's investment in trading securities, which includes an investment in Intrepid Capital, L.P. The decrease is primarily attributable to lower exposure in trading securities as a result of the elimination of Ewing's market making operations.

         Dividend and interest income decreased $27,221, or 52.8%, to $24,366. The decrease is primarily attributable to a decrease in interest received from the lower average cash balances invested in money markets.

         Total expenses were $2,799,041 for the nine months ended September 30, 2001, compared to $3,102,746 for the nine months ended September 30, 2000, representing a 9.8% decrease.

         Salaries and employee benefits decreased $126,438, or 7.2%, to $1,625,729. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, and other related employee benefits. The decrease is primarily attributable to decreased commission expenses as a result of decreased securities transactions, with such decrease partially offset by increased fixed salaries.

         Brokerage and clearing expenses decreased $92,155, or 31.6%, to $199,888. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. During the first quarter of 2000, ICAP re-negotiated its clearing agreement, resulting in reduced transactional costs and decreased brokerage and clearing expenses per trade. The net decrease is primarily attributable to decreased transaction volume and reflects decreased costs as a result of the re-negotiated clearing agreement.

         Advertising and marketing expenses increased $62,591, or 56.5%, to $173,283. The increase is primarily attributable to an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and inform them of ICM's superior investment performance.

         Professional and regulatory expenses decreased $69,993, or 24.8%, to $212,376. The decrease is primarily attributable to the elimination of Ewing's market making operations in December 2000.

         Other expenses decreased $34,191, or 14.7%, to $197,999 due to decreased general and administrative expenses.

Expected Impact of Recently Announced Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141, effective immediately, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. FAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Furthermore, under FAS 141, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of FAS 142, however FAS 141 will require, upon adoption of FAS 142, that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in FAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period of 2002. ICAP is currently evaluating, but has not yet determined the impact that FAS 141 and FAS 142 will have on its financial statements.

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

                               INTREPID CAPITAL CORPORATION


                               By       /s/ Forrest Travis
                                 ----------------------------------------------
                                  Forrest Travis, President and
                                  Chief Executive Officer

                               Dated:  November 14, 2001


                               By       /s/ Michael J. Wallace
                                 ----------------------------------------------
                                  Michael J. Wallace, Chief
                                  Accounting Officer

                               Dated:  November 14, 2001