Form 10KSB
period 2001-12-31
INTREPID CAPITAL CORP
filed 2002-04-01
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 2001 were $3,306,144.

         As of February 28, 2002, there were 3,350,183 shares of Common Stock outstanding and 1,000 shares of Common Stock issued and held in treasury. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 28, 2002, as based on the average closing bid and ask prices, was approximately $1,692,405.

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

General

         Intrepid Capital Corporation ("ICAP") was formed on April 3, 1998 for the purpose of becoming a leading provider of financial services including asset management and consulting services. ICAP is located in Jacksonville Beach, Florida and conducts its business through its wholly owned subsidiaries, Intrepid Capital Management ("ICM"), The Investment Counsel Company ("ICC") and Allen C. Ewing & Co. ("Ewing").

         ICM, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

         Ewing is a registered broker-dealer with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

         In a transaction effective December 31, 2001, ICAP acquired all of the outstanding stock of ICC Investment Advisors, Inc., a Florida corporation, the operations of which are conducted through its wholly-owned subsidiary, ICC. ICC, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICC has received authority to act as an investment manager in several states to meet the needs of its customers throughout the United States.

         In a transaction effective October 30, 2001, ICAP discontinued its resinous material operations formerly conducted through Enviroq Corporation (Enviroq) by selling all of the issued and outstanding capital stock of Sprayroq, Inc., Enviroq's 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of ICAP to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq, Inc.

         Subsequent to December 31, 2001, ICAP entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. The consummation of the acquisition, which is subject to the satisfaction of customary regulatory approvals, is expected to occur during the second or third quarter of 2002. In the future, ICAP intends to continue to expand through the growth of its present subsidiaries and through the acquisition of additional firms that provide asset management, investment banking, brokerage and other financial services. Currently, the principal business of ICAP is the operation of its wholly owned subsidiaries, ICM, ICC and Ewing.

ASSET MANAGEMENT

         ICM and ICC are registered investment advisors under the Investment Advisors Act of 1940, as amended (the "Investment Advisors Act"), operating with clients throughout the United States. ICAP's asset management strategy is to capitalize on growth opportunities for asset management services in the institutional, for-profit corporate, non-profit corporate and private client markets. ICM and ICC manage assets across a diverse range of investment styles, asset classes and client types, with significant participation in both the debt and equity markets. ICM and ICC are responsible for developing and implementing their own investment philosophy. ICAP seeks to grow by expanding the capabilities of its asset management services, increasing and focusing its marketing efforts and selectively expanding its distribution channels. As of December 31, 2001, ICM and ICC had $89.4 million and $370 million, respectively, of assets under management for their clients.

Factors Affecting Investment Managers.

         Revenues in the investment management industry are determined primarily by fees based on assets under management. Therefore, the principal determinant of growth in the industry is the growth of institutional assets under management. In management's judgment, the major factors which influence changes in institutional assets under management are: (a) changes in the market value of securities; (b) net cash flow into or out of existing accounts; (c) gains of new or losses of existing accounts by specific firms or segments of the industry; and (d) the introduction of new products by the industry or by particular firms.

         In general, assets under management of the industry have increased steadily, primarily due to increased rates of return, client retention, client acquisition, asset removals and asset additions.

BROKER-DEALER SERVICES

Ewing

         Ewing is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). Ewing provides full-service securities brokerage and investment banking, which primarily includes advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock.

         Ewing's securities brokerage business is conducted, on a fully disclosed basis, through National Financial Services, LLC ("NFS"). Ewing's operations, in conjunction with NFS, include the execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

Factors Affecting Broker-Dealers

         Revenues in the brokerage industry are directly affected by general economic and market conditions, including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect Ewing's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communication costs and occupancy expenses, remain relatively fixed.

         Investors are becoming more self-reliant and value conscious in the pursuit of their financial goals. Investors are increasingly willing to acquire the information about, and an understanding of, investment alternatives and have become increasingly sophisticated and knowledgeable about investing with easy access to a broad range of financial information.

ICAP Business Strategy

         ICAP intends to grow its business by leveraging its competitive asset management, investment banking and securities brokerage service strengths through ICM, ICC and Ewing, including ICM's and ICC's long-term performance record, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth and profitability, ICAP will continue to pursue its business strategy, the key elements of which include:

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

         Increasing Penetration in the Accredited Investor Market

         ICAP's high net worth business focuses, in general, on serving clients who fit within the definition of "accredited investors" under the federal securities laws. That means ICAP's customers will generally be (i) banks or other financial institutions; (ii) registered broker-dealers; (iii) registered investment companies; (iv) small business investment companies; (v) natural persons whose individual net worth, or joint net worth with that person's spouse, exceed $1,000,000; (vi) natural persons whose individual net income exceeded $200,000, or $300,000 together with their spouses, for each of the past two years, and such persons have the reasonable expectation of achieving such incomes in the current year; (vii) certain types of trusts with total assets in excess of $5,000,000; and (viii) entities in which all of the equity owners are accredited investors. With ICM and ICC's history of serving this segment and their long-term performance record, ICAP believes that it is well positioned to capitalize on the growth opportunities in this market.

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

         Capitalizing on Strategic Acquisitions and Alliances

         ICAP intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. ICAP believes that it is well positioned, as a publicly traded company, to pursue strategic acquisitions and alliances with firms providing asset management, investment banking, brokerage and other financial services.

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

Supervision and Regulation

         ICAP

         ICAP is incorporated under, and required to be in compliance with, the laws of the State of Delaware. ICAP is also subject to the reporting requirements of the Exchange Act as well as to applicable regulation and supervision by the SEC. Because ICAP is not engaged in the rendering of investment advisory services, its activities as a holding company will not result in ICAP being deemed an "investment advisor", as such term is defined in the Investment Advisors Act and various state advisors acts. ICAP, therefore, is not required to be registered under the Investment Advisors Act or any state advisors acts. However, because Ewing is subject to the Uniform Net Capital Rule (as defined below), ICAP is also subject to the requirements of such rule.

         ICAP believes that it, including all subsidiaries, is currently in compliance with all state and federal regulations, and its most recent audit met all applicable regulatory requirements. ICAP also has in place an ongoing internal compliance program supported by regulators, external consultants, accountants and attorneys.


ICM and ICC

         ICM and ICC are incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Because ICM and ICC are engaged in the business of providing investment advisory services to a number of clients, ICM and ICC are registered under the Investment Advisors Act and under applicable state investment advisors acts. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by ICM and ICC. ICM and ICC are subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to U.S. Department of Labor regulations promulgated thereunder, insofar as they are each a "fiduciary" under ERISA with respect to their respective clients.

         The laws and regulations applicable to ICM and ICC and their operations generally grant supervisory agencies and bodies' broad administrative powers, including the power to limit or restrict them from carrying on their business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on engaging in business for specified periods of time, revocation of registration as an investment advisor, censures and fines.

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

         Ewing falls within the provisions of Rule 15c3-l(a)(2)(iv) of the Exchange Act. Ewing is subject to the minimum net capital requirements applicable to brokers or dealers that introduce customer accounts and receive securities, which requires that Ewing maintain minimum net capital, as defined, of not less than $50,000 at December 31, 2001. Ewing is not subject to Rule 15c3-3 of the Exchange Act, which regulates a broker-dealer's custody of customer securities, and claims exemption from the reserve requirement under Rule 15c3-3(k)(2)(ii) of the Exchange Act. Ewing maintains net capital in excess of that required by Rule 17a-11 of the Exchange Act which requires Ewing to give notice in the event that Ewing's net capital falls below certain levels.

Employees

         As of December 31, 2001, ICAP and its subsidiaries employed 38 persons. ICAP has no collective bargaining with any of its employees and believes that its overall relations with employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         ICAP and ICM maintain offices at 3652 South Third Street, Suite 200, Jacksonville Beach, Florida 32250, occupying approximately 5,600 square feet under a lease that expires in January 2010.

         ICC maintains an office at 255 South Orange Avenue, Suite 900, Orlando, Florida 32801, occupying approximately 4,000 square feet under a lease that expires in August 2002.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to ICAP's stockholders during the fourth quarter of fiscal year 2001.



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

Fiscal Year 2001       Low Bid        High Bid      Low Asked      High Asked
----------------        -----          -----          -----          -----

First Quarter           $1.38          $2.50          $1.75          $3.50
Second Quarter           1.10           1.55           1.40           1.80
Third Quarter            1.00           1.40           1.20           1.60
Fourth Quarter           1.00           1.35           1.50           1.68


Fiscal Year 2000       Low Bid        High Bid      Low Asked      High Asked
----------------        -----          -----          -----          -----

First Quarter           $2.25          $4.00          $2.94          $5.13
Second Quarter           1.63           3.75           1.88           4.25
Third Quarter            1.63           1.88           2.00           2.25
Fourth Quarter           1.69           1.75           2.00           2.06

         As of December 31, 2001, there were 3,350,183 shares of ICAP Common Stock outstanding, 1,000 shares held in treasury and 320 stockholders of record. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple stockholders.

         ICAP has not paid any cash dividends on the ICAP Common Stock since its organization, and currently intends to retain any earnings for operations and the expansion of its business. Other than state corporate law limitations, there are no restrictions on ICAP's ability to pay dividends.

         On December 31, 2001, ICAP, ICC Investment Advisors, Inc. and the shareholders of ICC Investment Advisors, Inc. (the "ICC Shareholders") entered into and consummated a Share Purchase Agreement, which agreement was filed as
Exhibit 2.1 to ICAP's Current Report on Form 8-K filed on January 15, 2002 (the "Share Purchase Agreement"). Pursuant to the terms and conditions of the Share Purchase Agreement, ICAP purchased all of the outstanding capital stock of ICC Investment Advisors, Inc., which is the sole shareholder of ICC. In connection with the purchase, ICAP issued 1,000,000 shares of ICAP's common stock and warrants to purchase up to an aggregate of 100,000 shares of ICAP's common stock. The shares of ICAP common stock and the warrants issued in the transaction were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided in Section 4(2) thereof. ICAP based such reliance upon factual representations made to ICAP by the ICC Shareholders as to the ICC Shareholders' investment intent and sophistication, among other things.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

         The discussion and analysis of ICAP's financial condition and results of operations are based on ICAP's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally we evaluate these results on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies reflect management's more significant judgments and estimates used in the preparation of our consolidated financial statements:

         Revenue recognition - investment banking revenues. Investment banking revenues are earned by providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. Some investment banking services are provided under contractual engagements which provide for payments to the Company that are contingent on the consummation of a client transaction. In these engagements, investment banking services are provided over an extended period of time. However, revenue related to such engagements is not recognized until the revenue has been earned by providing the services in the contract, the payments to be received are fixed or determinable, and collectibility of the payments is reasonably assured, which generally coincides with the closing of the underlying transaction. As a result, the timing and amounts of investment banking revenues can vary significantly from period to period.

         Recoverability of goodwill and identifiable intangible assets. Goodwill and identifiable intangible assets are carried at the lower of cost or fair value. Whenever events or circumstances indicate that the carrying value of goodwill or identifiable intangible assets may not be recoverable, the carrying amount is compared to the undiscounted expected future cash flows of the related business. If this comparison indicates that the asset is impaired, the amount of the impairment is calculated using discounted expected future cash flows. If management's estimate of the future cash flows differs from actual cash flows, the recorded amount of goodwill or identifiable intangible assets could be different than its fair value.


         The accompanying consolidated financial statements of ICAP as of December 31, 2001 and 2000 include the accounts of ICAP and its subsidiaries ICM, ICC, Ewing and Enviroq. In accordance with purchase accounting, the accounts of ICC are included from December 31, 2001, the date of acquisition.

Acquisitions

         On December 31, 2001, ICAP acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. ICAP expects the acquisition to significantly enhance its asset management segment in many areas including improved distribution capabilities, increased asset management revenues, and increased efficiencies through economies of scale. ICAP acquired the ICC capital stock in exchange for (i) cash of $2,835,365, (ii) 1,000,000 shares of ICAP's common stock, with attached warrants to purchase an additional 100,000 shares and (iii) the assumption of all ICC liabilities. The common stock issued was valued at $0.94 per share, the bid price on the date of acquisition, less a discount for certain restrictions on the shares issued. The warrants issued carry an exercise price of $6.00 and a term of six years. The underlying warrant shares are also restricted with an implied volatility of zero. Therefore, no value has been separately attributed to the warrants. ICAP financed the cash portion of the purchase by borrowing $3,500,000 from AJG Financial Services, Inc.

         Effective November 30, 2000, ICAP consummated the acquisition of all of the outstanding capital stock of Sears Thompson. ICAP acquired the Sears Thompson capital stock in exchange for 32,193 shares of ICAP common stock, valued at $2.00 per share, resulting in a total purchase price of $64,386. The acquisition was accounted for under the purchase method of accounting.

Discontinued Operations

         On September 19, 2001, ICAP signed an agreement in principle with Sprayroq of Ohio, Inc., an unrelated party, whereby Sprayroq of Ohio, Inc. agreed to purchase all of the issued and outstanding capital stock of Sprayroq, Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, and ICAP has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of ICAP to hold the interest bearing promissory notes received in connection with the sale.

         A loss on sale of discontinued operations of $566,000 was accrued during the year ended December 31, 2001. Revenues from Enviroq were $1,230,402 and $1,917,410 for the years ended December 31, 2001 and 2000, respectively. The loss from discontinued operations for Enviroq, including income tax expense, was $31,620 and $20,754 for the years ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

         ICAP's current assets consist generally of cash, money market funds and accounts receivable. ICAP has financed its operations with funds provided by stockholder capital and the disposal of Sprayroq, Inc. ICAP has been implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

         ICAP consummated the sale of Sprayroq on October 30, 2001 and received cash proceeds of $584,496 and two promissory notes in the aggregate principal amount of $323,919. ICAP used proceeds from the sale to repay notes payable of approximately $389,000 and advances from a shareholder of approximately $183,000.

         In connection with the acquisition of ICC, ICAP financed the cash portion of the transaction through a loan from AJG Financial Services, Inc. ("AJG"), a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co., a publicly-traded Delaware corporation (NYSE: AJG), pursuant to the terms and conditions of an Investment Agreement, a Convertible Note Agreement, a Convertible Note, an Option Agreement, a Registration Rights Agreement and a Standstill Agreement, each dated as of December 31, 2001 between ICAP and AJG (collectively, the "Loan Documents"). Pursuant to the Loan Documents and the exhibits thereto, among other things, AJG loaned ICAP $3,500,000 to finance the cash portion of the transaction, as well as the costs and expenses associated with the Share Purchase and for ICAP's working capital needs. In exchange, ICAP issued of a convertible promissory note in favor of AJG due which is due on or before April 30, 2002, bears interest at 5% per annum, and can be converted on or prior to maturity into Class A Cumulative Convertible Pay-In-Kind Preferred Stock of ICAP. The loan was subsequently converted into 1,166,666 shares of ICAP's Class A Cumulative Convertible Pay-In-Kind Preferred Stock on March 29, 2002.

         For the year ended December 31, 2001, ICAP incurred significant operating losses and negative cash flows from operations. ICAP believes the acquisition of ICC provides ICAP a much broader distribution platform for asset management services and will allow ICAP to consolidate back-office asset management functions, that its broker-dealer services segment will generate substantial high-margin investment banking revenues during 2002 based on existing contracts in place and that its new strategic partnership with AJG provides additional capital for future strategic opportunities. While management believes it will be able to meet its capital needs through several of the above alternatives, there can be no assurances that such transactions will take place on terms favorable to ICAP, if at all. If adequate funds are not available or terms are not suitable, ICAP's growth strategy would be significantly limited and such limitation could have an effect on ICAP's business, results of operations and financial condition.

         For 2001, the net cash used in operating activities of $81,653 was primarily attributable to the net loss. Net cash used in investing activities of $2,521,386 was primarily due to the acquisition of ICC, partially offset by the sale of discontinued operations. Net cash provided by financing activities of $2,825,000 was attributable to the net proceeds from notes payable.

         ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the Exchange Act, the NASD and other regulatory authorities. At December 31, 2001, Ewing's regulatory net capital was $129,624, which is $79,624 in excess of its minimum net capital requirement of $50,000.

Results of Operations

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Total revenues for 2001 were $3,306,144 compared to $3,238,515 for 2000, representing a 2.1% increase.

         Commissions decreased $429,301, or 24.1%, to $1,350,295. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of clients, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the negative and volatile market conditions.

         Asset management fees increased $112,855, or 16.2%, to $809,430. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM were $105.3 million, $84.6 million, $79.3 million, and $74.1 million at December 31, 2000, March 31, 2001, June 30, 2001, and September 30, 2001, respectively, compared to $92.5 million, $84.5 million, $76.8 million, and $77.8 million at December 31, 1999, March 31, 2000, June 30, 2000, and September 30, 2000, respectively. The increase in asset management fees for 2001 relates directly to an increase in the average fee rate per account for ICM. AUM increased during the fourth quarter of 2001 to $458.4 million at December 31, 2001, compared to $105.3 million at December 31, 2000. The increase is primarily attributable to the acquisition of ICC on December 31, 2001, which accounted for $369.0 million of the increase.

         Investment banking revenues increased $482,783, or 94.5%, to $993,751. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to an increase in mortgage loan placement and merger and acquisition services. A significant fee was earned in the fourth quarter of 2001 accounting for approximately 56% of total investment banking revenue for the year.

         Net trading profits decreased $137,611, or 89.7%, to $15,751. Net trading profits consist of realized and unrealized gains from ICAP's investment in trading securities, which includes an investment in Intrepid Capital, L.P. The decrease is primarily attributable to lower exposure in trading securities as a result of the elimination of Ewing's market making operations in December 2000.

         Dividend and interest income decreased $30,137, or 47.4%, to $33,465. The decrease is primarily attributable to a decrease in interest received from lower average cash balances invested in money markets.

         Other income increased $69,040, or 200.6%, to $103,452. The increase is primarily attributable to a portfolio accounting service Ewing began providing in December 2000.

         Total expenses for 2001 were $3,975,688 compared to $4,231,780 for 2000, representing a 6.1% decrease.

         Salaries and employee benefits decreased $25,923, or 1.1%, to $2,381,449. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, and other related employee benefits. The decrease is primarily attributable to decreased commission expenses as a result of decreased securities transactions, with such decrease partially offset by increased commission expenses as a result of increased investment banking revenues.

         Brokerage and clearing expenses decreased $97,150, or 26.8%, to $265,311. Brokerage and clearing expenses represent securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The decrease is primarily attributable to decreased transaction volume as a result of the negative and volatile market conditions.

         Advertising and marketing expenses increased $87,026, or 56.5%, to $240,987. The increase is primarily attributable to an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and inform them of ICM's excellent investment performance.

         Professional and regulatory expenses decreased $130,227, or 31.0%, to $289,344. The decrease is primarily attributable to the elimination of Ewing's market making operations in December 2000.

         Interest expense decreased $29,966, or 32.7%, to $61,619. The decrease is primarily attributable to the reduction of notes payable during the year and to reduced market interest rates on ICAP's variable rate bank note.

         Other expenses decreased $37,152, or 11.8%, to $278,412 due to decreased general and administrative expenses.

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

         Under FAS 142, goodwill at December 31, 2001 will not be amortized prospectively. Amortization of goodwill was $56,434 and $74,333 in 2001 and 2000, respectively, of which $53,699 and $71,598 was included in loss from discontinued operations in 2001 and 2000, respectively.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of ICAP as of December 31, 2001 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-14 hereof.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of ICAP as of the date hereof are as follows:

NAME                              AGE            DIRECTOR SINCE           POSITION AND OFFICES WITH INTREPID
----                              ---            --------------           ----------------------------------
Benjamin C. Bishop, Jr.           70             August 1999              Director

Arnold A. Heggestad               58             August 1999              Director

David R. Long                     50             March 2002               Director

Morgan Payne                      58             September 1998           Director

Mark P. Strauch                   46             March 2002               Director

Mark F. Travis                    40             September 1998           Executive Vice President and Director

Forrest Travis                    63             September 1998           President, Chief Executive Officer and
                                                                          Director

Alexander P. Zechella             81             September 1998           Director


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

         David R. Long has served as a director of ICAP since March 2002. Mr. Long is President of AJG Financial Services, Inc. ("AJG"), a Delaware corporation, and Vice President and Chief Investment Officer of Arthur J. Gallagher & Co. ("Gallagher"), a New York Stock Exchange listed, Delaware corporation that is the parent corporation of AJG. Prior to joining AJG in 1980, Mr. Long worked at the Harris Trust and Savings Bank in Chicago, Illinois. Mr. Long serves as a Director for Asset Alliance Corporation, WallStreetView.com, Inc., Franklin Capital Group and Peachtree Franchise Finance, LLC. He is also the Chairman on the Board of Directors of Chicago Equity Fund. Mr. Long graduated from the University of Illinois with a Bachelor's of Business Administration Degree in Finance and received his MBA from Northwestern University.

         Morgan Payne has been President of Broadland Capital Partners, L.P., a financial advisory limited partnership, since 1990. Mr. Payne has served as a director of ICAP since September 1998. Prior to 1990, Mr. Payne worked for both IBM and Robinson-Humphrey in sales and management. Mr. Payne received a Bachelor of Electrical Engineering degree from The Georgia Institute of Technology.

         Mark P. Strauch has served as a director of ICAP since March 2002. Mr. Strauch has been the Executive Vice-President of AJG since 1996 and is Corporate Vice-President of Gallagher. Between 1989 and 2001, Mr. Strauch served as Corporate Treasurer, and prior to that was the Corporate Tax Manager of Gallagher, where he helped develop a tax advantaged investment portfolio unique to the industry. Prior to joining Gallagher as an investment and tax analyst in 1981, Mr. Strauch worked at the Harris Trust and Savings Bank in Chicago, Illinois. Mr. Strauch serves as a Director for Asset Alliance Corporation, WallStreetView.com, Inc., US Energy Systems, Inc., Icor Brokerage, Globenet Capital Corporation and Orbis Online, Inc. He is also Chairman of the Board of Directors of Peachtree Franchise Finance, LLC. Mr. Strauch holds a Bachelor's degree in Finance from the University of Illinois, a Masters in Management from Northwestern University and a Masters of Science in Taxation from De Paul University. He is also a member of the Association for Financial Professionals and the Chicago Tax Club.

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

         Forrest Travis has been President and Chief Executive Officer of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been Executive Vice President of Ewing since August 1999. From June 1995 until its December 1999 merger with and into Ewing, Mr. Travis served as President of Capital Research Corporation. From its inception in January 1995, until December 1998, Mr. Travis was President of ICM. From December 1980 to January 1995, Mr. Travis was a Senior Vice President and a Director of the Consulting Group of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received a Bachelor of Engineering degree from The Georgia Institute of Technology and currently holds NASD Series 2, 3, 4, 7, 24, 27, 53, 63 and 65 licenses. Forrest Travis is the father of Mark F. Travis.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table and notes present the cash and non-cash compensation paid or accrued during the fiscal years ended December 31, 2001, 2000 and 1999 to ICAP's Chief Executive Officer and to any other executive officer whose total cash compensation exceeded $100,000.

                                                                                   LONG TERM COMPENSATION
                                                                               ------------------------------
                                      ANNUAL COMPENSATION                                AWARDS       PAYOUTS
                             -----------------------------------------------   --------------------   -------
                                                                   OTHER       RESTRICTED                           ALL OTHER
       NAME AND                                                    ANNUAL        STOCK     OPTIONS/    LTIP          ANNUAL
   PRINCIPAL POSITION        YEAR    SALARY            BONUS    COMPENSATION     AWARD        SAR     PAYOUTS     COMPENSATION
---------------------------  ----   --------           -----    ------------   ----------  --------   -------     -------------
Forrest Travis,              2001   $205,100 (1)         --          --            --         --         --           --
   President and             2000   $221,767 (1)         --          --            --         --         --           --
   Chief Executive Officer   1999   $218,701 (1)         --          --            --         --         --           --

Mark F. Travis               2001   $195,100 (1)         --          --            --         --         --           --
   Executive Vice            2000   $175,855 (1)         --          --            --         --         --           --
   President                 1999   $175,427 (1)         --          --            --         --         --           --

--------------
(1) This amount includes ICAP's matching contributions to its 401(k) plan for the benefit of Forrest Travis in the aggregate amount of $5,100, $5,100 and $15,701 and for the benefit of Mark F. Travis in the aggregate amount of $5,100, $5,100 and $14,807 for fiscal years 1999, 2000 and 2001, respectively.

Option/SAR Grants in Last Fiscal Year

         During the fiscal year ended December 31, 2001, no options or SAR's were granted to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

         No options or SARs were exercised during the fiscal year ended December 31, 2001 by ICAP's Chief Executive Officer or by any other executive officer whose total cash compensation exceeded $100,000. Long Term Incentive Plan Awards in Last Fiscal Year

         During the fiscal year ended December 31, 2001, ICAP made no awards under any Long Term Incentive Plan to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of December 31, 2001 of (i) each stockholder known to ICAP to own more than 5% of the outstanding shares of any class of the ICAP's outstanding securities entitled to vote; (ii) directors of ICAP; (iii) executive officers of ICAP; and (iv) all executive officers and directors of ICAP as a group.

                                                            SHARES UNDER
                                                             EXERCISABLE
                                                               OPTIONS          TOTAL SHARES
       NAME AND ADDRESS                SHARES OWNED(1)      AND WARRANTS(2)   BENEFICIALLY OWNED     PERCENTAGE OWNED
-----------------------------       -------------------   ------------------  ------------------     ----------------
AJG Financial Services, Inc.(5)             --                1,805,900            1,805,900               35.0%
 The Gallagher Center
 Two Pierce Place
 Itasca Illinois 60143-3141

                                                          SHARES UNDER
                                                           EXERCISABLE
                                                             OPTIONS           TOTAL SHARES
       NAME AND ADDRESS                SHARES OWNED(1)    AND WARRANTS(2)   BENEFICIALLY OWNED    PERCENTAGE OWNED
-----------------------------         ----------------   ----------------   ------------------    ----------------
Benjamin C. Bishop, Jr.(+)(3)                   --             50,000            50,000                 1.5%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Davis M. Brock                             177,464             17,746           195,210                 5.8%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Bryan A. Davis                             177,464             17,746          195,210                  5.8%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Arnold A. Heggestad(+)                          --                 --               --                   --
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Morgan Q. Payne(+)(4)                       41,250            100,000          141,250                  4.1%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Fred J. Shockley                           407,601             40,760          448,361                 13.2%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

A. Bronson Thayer                          203,231             20,323          223,554                  6.6%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Forrest Travis(+++)                      1,236,137                 --        1,236,137                 36.9%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Mark F. Travis(+++)                        416,353                 --          416,353                  12.4%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Michael J. Wallace(++)                       9,500                 --            9,500                    (*)
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Alexander P. Zechella(+)                     4,221                 --            4,221                    (*)
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

All directors and executive
  officers as a group
  (12 persons)                           2,673,221          2,052,475        4,725,696                  87.5%

(+)   Director of ICAP
(++)  Executive Officer of ICAP
(*)   Less than 1%

--------------

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, ICAP believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Includes shares which may be acquired by the exercise of stock options and warrants granted by ICAP and exercisable within 60 days of December 31, 2001.

(3) On August 4, 1999, Mr. Bishop was issued a Non-Negotiable Convertible Promissory Note in the aggregate principal amount of $200,000 that is convertible into 50,000 shares of Common Stock, subject to adjustment upon the occurrence of certain events.

(4) On December 16, 1998, Broadland Capital Partners, L.P., of which Mr. Payne is general partner, was issued a warrant to purchase up to 100,000 shares of Common Stock, subject to vesting and to adjustment upon the occurrence of certain events, at an exercise price of $.75 per share.

(5) On December 31, 2001, AJG Financial Services, Inc. was issued an option to purchase that number of shares of the Common Stock which would equal 51% of the aggregate issued and outstanding Common Stock on a fully diluted basis, of which shares equaling 35.025% of the aggregate issued and outstanding Common Stock on a fully-diluted basis is currently vested, and the remainder of which vests at such time as AJG Financial Services, Inc. makes an additional $4.5 million investment in ICAP. The exercise price per share of Common Stock underlying the option is currently $3.00 per share of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements are filed with this report on Form
    10-KSB:

Independent Auditors' Report............................................................................     F-1

Consolidated Balance Sheets of Intrepid Capital Corporation and
Subsidiaries as of December 31, 2001 and 2000...........................................................     F-2

Consolidated Statements of Operations of Intrepid Capital
Corporation and Subsidiaries for the Years Ended December 31,
2001 and 2000...........................................................................................     F-3

Consolidated Statements of Stockholders' Equity of Intrepid Capital
Corporation and Subsidiaries for the Years Ended December 31,
2001 and 2000...........................................................................................     F-4

Consolidated Statements of Cash Flows of Intrepid Capital
Corporation and Subsidiaries for the Years Ended December 31,
2001 and 2000...........................................................................................     F-5

Notes to Consolidated Financial Statements..............................................................     F-6

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

     3.1          Amended and Restated Certificate of Incorporation of the
                  Registrant.

     3.2          Bylaws of the Registrant (incorporated by reference to Exhibit
                  3.(B) to the Registrant's Form S-4 filed November 6, 1998,
                  Registration No. 333-66859).

     4.1 Form of Warrant Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of the shareholders of ICC Investment Advisors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on January 15, 2002.)

     4.2          Option Agreement between Intrepid Capital Corporation and AJG
                  Financial Services, Inc. dated as of December 31, 2001
                  (incorporated by reference to Exhibit 4.2 to the Registrant's
                  Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.1     Incentive Stock Option Plan of Intrepid Capital Corporation
         (incorporated by reference to Exhibit 10.(D) to the Registrant's Form
         S-4 filed November 6, 1998, Registration No. 333-66859).

10.2     Non-Employee Directors' Stock Option Plan of Intrepid Capital
         Corporation (incorporated by reference to Exhibit 10.(E) to the Registrant's Form S-4 filed November 6, 1998, Registration No.
         333-66859).

10.3     Form of Non-Negotiable Convertible Promissory Note between Intrepid
         Capital Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 18,
         1999).

10.4     Form of Employment Agreement between Intrepid Capital Corporation and
         Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed August 18, 1999).

10.5     Non-Competition and Confidentiality Agreement dated as of December 31,
         2001 by and between Intrepid Capital Corporation and A. Bronson Thayer
         (incorporated by reference to Exhibit 10.1 to the Registrant's Current
         Report on Form 8-K, filed with the Commission on January 15, 2002).

10.6 Form of Registration Rights Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of Fred Shockley and David Brock (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on
         January 15, 2002).

10.7     Investment Agreement between Intrepid Capital Corporation and AJG
         Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form
         8-K, filed with the Commission on January 15, 2002) (certain of the schedules and Exhibits to the Investment Agreement have been omitted from the Report pursuant to Item 601(b)(20 of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request).

10.8     Convertible Note Agreement between Intrepid Capital Corporation and AJG
         Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form
         8-K, filed with the Commission on January 15, 2002).

10.9     Registration Rights Agreement between Intrepid Capital Corporation and
         AJG Financial Services, Inc. dated as of December 31, 2001
         (incorporated by reference to Exhibit 10.5 to the Registrant's Current
         Report on Form 8-K, filed with the Commission on January 15, 2002)

10.10    Standstill Agreement between Intrepid Capital Corporation and AJG
         Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form
         8-K, filed with the Commission on January 15, 2002)

21.1     List of Subsidiaries.

24.1 Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

(c) Reports on Form 8-K:

    On November 14, 2001, ICAP filed a Current Report on Form 8-K dated October 30, 2001 reporting the disposition of all of the outstanding capital stock of Sprayroq, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                   INTREPID CAPITAL CORPORATION



                                   By       /s/ Forrest Travis
                                     -----------------------------------------
                                       Forrest Travis, President and
                                       Chief Executive Officer



                                   By       /s/ Michael J. Wallace
                                     -----------------------------------------
                                       Michael J. Wallace, Chief
                                       Financial Officer

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

             SIGNATURE                                     TITLE                                     DATE
             ---------                                     -----                                     -----



      /s/  Forrest Travis                  President, Chief Executive Officer and Director         April 1, 2002
-------------------------------------
Forrest Travis



      /s/  Mark F. Travis                  Executive Vice President and Director                   April 1, 2002
-------------------------------------
Mark F. Travis



      /s/  Benjamin C. Bishop, Jr.         Director                                                April 1, 2002
-------------------------------------
Benjamin C. Bishop, Jr.



      /s/  Arnold Heggestad                Director                                                April 1, 2002
-------------------------------------
Arnold Heggestad



      /s/  David R. Long                   Director                                                April 1, 2002
-------------------------------------
David R. Long



      /s/  Morgan Payne                    Director                                                April 1, 2002
-------------------------------------
Morgan Payne



      /s/  Mark P. Strauch                 Director                                                April 1, 2002
-------------------------------------
Mark P. Strauch



      /s/  Alexander P. Zechella           Director                                                April 1, 2002
-------------------------------------
Alexander P. Zechella

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report................................................................F-1

Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of December 31, 2001 and 2000 F-2

Consolidated  Statements of Operations of Intrepid Capital  Corporation and Subsidiaries
for the Years Ended December 31, 2001 and 2000..............................................F-3

Consolidated  Statements of Stockholders' Equity of Intrepid Capital Corporation
and Subsidiaries for the Years Ended December 31, 2001 and 2000.............................F-4

Consolidated  Statements of Cash Flows of Intrepid Capital  Corporation and Subsidiaries
for the Years Ended December 31, 2001 and 2000..............................................F-5

Notes to Consolidated Financial Statements..................................................F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Intrepid Capital Corporation


We have audited the accompanying consolidated balance sheets of Intrepid Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                          KPMG LLP



Jacksonville, Florida February 22, 2002, except for note 5 as to which the date is March 29, 2002

                                   INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                                            Consolidated Balance Sheets

                                             December 31, 2001 and 2000


          ASSETS                                                             2001                  2000
                                                                           -----------           ----------

Current assets:
    Cash and cash equivalents                                              $   641,577              419,616
    Investments, at fair value                                                  81,935               59,999
    Accounts receivable                                                        130,504               83,629
    Prepaid and other assets                                                   164,859              271,347
    Assets of discontinued operations (note 3)                                      --            1,528,187
                                                                           -----------           ----------
          Total current assets                                               1,018,875            2,362,778

Notes receivable (note 3)                                                      323,919                   --
Equipment and leasehold improvements, net of accumulated
    depreciation of $200,588 in 2001 and $137,470 in 2000                      360,348              364,480
Intangible assets, less accumulated amortization of $6,477
    in 2001 and $4,396 in 2000 (note 2)                                       4,490,013               36,626
                                                                           -----------           ----------
          Total assets                                                     $ 6,193,155            2,763,884
                                                                           ===========           ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $   209,984              105,117
    Accrued expenses                                                           651,865              223,313
    Current portion of notes payable (note 5)                                3,725,000              327,778
    Other                                                                      196,380              108,832
    Liabilities of discontinued operations (note 3)                                  --              281,305
                                                                           -----------           ----------
          Total current liabilities                                          4,783,229            1,046,345

Pension plan obligation (note 4)                                               214,989                   --
Notes payable, less current portion (note 5)                                   100,000              547,222
                                                                           -----------           ----------
          Total liabilities                                                  5,098,218            1,593,567
                                                                           -----------           ----------

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 3,350,183 and 2,318,996 shares at December 31, 2001
       and 2000, respectively                                                   33,502               23,190
    Treasury stock, at cost - 1,000 shares                                      (3,669)              (3,669)
    Additional paid-in capital                                               3,616,915            2,687,227
    Accumulated deficit                                                     (2,551,811)          (1,536,431)
                                                                           -----------           ----------
          Total stockholders' equity                                         1,094,937            1,170,317
                                                                           -----------           ----------
                                                                           $ 6,193,155            2,763,884
                                                                           ===========           ==========

Commitments (note 9)

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2001 and 2000

                                                                                            2001                  2000
                                                                                         -----------           ----------

Revenues:
     Commissions                                                                         $ 1,350,295            1,779,596
     Asset management fees                                                                   809,430              696,575
     Investment banking revenues                                                             993,751              510,968
     Net trading profits                                                                      15,751              153,362
     Dividend and interest income                                                             33,465               63,602
     Other                                                                                   103,452               34,412
                                                                                         -----------           ----------
           Total revenues                                                                  3,306,144            3,238,515
                                                                                         -----------           ----------

Expenses:
     Salaries and employee benefits                                                        2,381,449            2,407,372
     Brokerage and clearing                                                                  265,311              362,461
     Advertising and marketing                                                               240,987              153,961
     Professional and regulatory fees                                                        289,344              419,571
     Occupancy and maintenance                                                               372,500              369,681
     Depreciation and amortization                                                            86,066              111,585
     Interest expense                                                                         61,619               91,585
     Other                                                                                   278,412              315,564
                                                                                         -----------           ----------
           Total expenses                                                                  3,975,688            4,231,780
                                                                                         -----------           ----------

        Loss from continuing operations before income taxes                                 (669,544)            (993,265)

Income tax benefit (note 7)                                                                 (251,784)            (161,433)
                                                                                         -----------           ----------

        Loss from continuing operations                                                     (417,760)            (831,832)

Discontinued operations (note 3):
     Loss from discontinued operations, including tax expense of $13,532
        and $21,187 in 2001 and 2000, respectively                                           (31,620)             (20,754)
     Loss on sale of discontinued operations, including tax expense of $238,252             (566,000)                  --
                                                                                         -----------           ----------

        Loss on discontinued operations                                                     (597,620)             (20,754)
                                                                                         -----------           ----------

        Net loss                                                                         $(1,015,380)            (852,586)
                                                                                         ===========           ==========

Basic loss per share from continuing operations                                          $     (0.18)               (0.37)
Basic loss per share from discontinued operations                                              (0.01)               (0.01)
Basic loss per share on sale of discontinued operations                                        (0.24)                  --
                                                                                         -----------           ----------

Basic net loss per share                                                                 $     (0.43)               (0.38)
                                                                                         ===========           ==========

Weighted average shares outstanding                                                        2,341,649            2,218,051
                                                                                         ===========           ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2001 and 2000


                                                                           ADDITIONAL
                                                      COMMON  TREASURY      PAID-IN      ACCUMULATED
                                                      STOCK     STOCK       CAPITAL       DEFICIT          TOTAL
                                                     -------    ------     ----------     ----------     ----------

Balance at December 31, 1999                         $22,155    (3,669)     2,481,320       (683,845)     1,815,961

Common stock issued to acquire Sears
     Thompson Investment Group, Inc. (note 2)            322        --         64,064             --         64,386

Common stock issued in private placements                713        --        141,843             --        142,556

Net loss                                                  --        --             --       (852,586)      (852,586)
                                                     -------    ------     ----------     ----------     ----------

Balance at December 31, 2000                          23,190    (3,669)     2,687,227     (1,536,431)     1,170,317

Common stock issued to Broadland
     Capital, L.P. upon warrant exercise (note 6)        312        --           (312)            --             --

Common stock and warrants issued
     to acquire ICC (note 2)                          10,000        --        930,000             --        940,000

Net loss                                                  --        --             --     (1,015,380)    (1,015,380)
                                                     -------    ------     ----------     ----------     ----------

Balance at December 31, 2001                         $33,502    (3,669)     3,616,915     (2,551,811)     1,094,937
                                                     =======    ======     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2001 and 2000


                                                                                           2001               2000
                                                                                         -----------       ----------

Cash flows from operating activities:
     Net loss                                                                            $(1,015,380)        (852,586)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                        86,066          111,585
         Loss on sale of discontinued operation                                              566,000               --
         (Purchases) sales of investments, net                                                (6,185)         552,018
         Net trading profits                                                                 (15,751)        (153,362)
         Deferred tax expense (benefit)                                                           --           40,674
         Change in assets and liabilities:
             Accounts receivable                                                             (18,502)          (1,398)
             Prepaid and other assets                                                        154,975         (130,270)
             Accounts payable and accrued expenses                                           368,561         (112,766)
             Other liabilities                                                                26,096          (15,146)
             Discontinued operations - working capital changes                              (227,533)           4,293
                                                                                         -----------       ----------
                 Net cash used in operating activities                                       (81,653)        (556,958)
                                                                                         -----------       ----------

Cash flows from investing activities:
     Purchase of  equipment                                                                   (6,824)        (113,911)
     Proceeds from sale of discontinued operations                                           584,496               --
     Acquisition of ICC, net of cash acquired                                             (3,099,058)              --
     Acquisition of Sears Thompson, net of cash acquired                                          --           28,229
                                                                                         -----------       ----------
                 Net cash used in investing activities                                    (2,521,386)         (85,682)
                                                                                         -----------       ----------

Cash flows from financing activities:
     Proceeds from notes payable                                                           3,500,000               --
     Principal payments on notes payable                                                    (675,000)        (175,000)
     Proceeds from issuance of common stock                                                       --          142,556
                                                                                         -----------       ----------
                 Net cash provided by (used in) financing activities                       2,825,000          (32,444)
                                                                                         -----------       ----------

                 Net increase (decrease) in cash and cash equivalents                        221,961         (675,084)

Cash and cash equivalents at beginning of year                                               419,616        1,094,700
                                                                                         -----------       ----------

Cash and cash equivalents at end of year                                                 $   641,577          419,616
                                                                                         ===========       ==========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                              $    56,524           96,034
                                                                                         ===========       ==========
     Cash paid during the year for income taxes                                          $        --           10,450
                                                                                         ===========       ==========

Supplemental disclosure of non-cash transactions:
     Receipt of notes receivable in connection with sale of discontinued operations      $   323,919               --
                                                                                         ===========       ==========
     Notes payable issued or assumed in ICC acquisition                                  $   125,000               --
                                                                                         ===========       ==========
     Common stock and warrants issued to acquire ICC                                     $   940,000               --
                                                                                         ===========       ==========
     Common stock issued to acquire Sears Thompson                                       $        --           64,386
                                                                                         ===========       ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
       OPERATIONS

       (A)    ORGANIZATION

              Intrepid Capital Corporation (the Company) was formed on April 3, 1998 for the purpose of becoming a leading provider of financial services including asset management and consulting services. The Company is located in Jacksonville Beach, Florida and conducts its business through its wholly owned subsidiaries, Intrepid Capital Management (ICM), The Investment Counsel Company (ICC) and Allen
              C. Ewing & Co. (Ewing).

              ICM, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICM has received authority to act as an investment manager in several states to meet the needs of its customers, the majority of which are located in the southeastern United States.

              Ewing is a registered broker-dealer with the Securities and Exchange Commission (SEC) and a member of the National Association of Securities Dealers, Inc. (NASD) and the Securities Investor Protection Corporation (SIPC).

              In a transaction effective December 31, 2001, the Company acquired all of the outstanding stock of ICC Investment Advisors, Inc., the operations of which are conducted through its wholly-owned subsidiary, ICC. ICC, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICC has received authority to act as an investment manager in several states to meet the needs of its customers throughout the United States.

              In a transaction effective October 30, 2001, the Company discontinued its resinous material operations formerly conducted through Enviroq Corporation (Enviroq) by selling all of the issued and outstanding capital stock of Sprayroq, Inc., Enviroq's 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of the Company to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq, Inc.

        (B)   PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries ICM, ICC, Ewing and Enviroq. Results of operations of acquired companies are included from the date of acquisition forward in accordance with purchase accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

       (D)    ASSET MANAGEMENT FEES

              The Company earns an asset management fee from each of its customers based on the outstanding balance of assets under management. The fee is calculated quarterly based on a percentage of the individual customer's account balance at the beginning of the period. All customers are billed on the first day of the quarter and the Company earns this fee ratably such that by the end of the reporting period no deferred income remains.

        (E)   INVESTMENT BANKING REVENUE

              Investment banking revenues are earned by providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. Investment banking revenues are recognized when earned, which generally coincides with closing of the underlying transaction.

        (F)   CASH AND CASH EQUIVALENTS

              Any financial instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

       (G)    INVESTMENTS

              Investments consist of debt and equity securities, which are bought and held principally for the purpose of being sold in the near term, and the Company's investment in Intrepid Capital, L.P., of which the Company serves as the general partner. The Company has classified all investments as trading securities. Trading securities are recorded at fair value based on the last sale or bid price reported by national securities exchanges. Trading security transactions are recorded on the trade date. Unrealized holding gains and losses are included in net trading profits. Dividends and interest income are recognized when earned.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       (H)    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              Equipment and leasehold improvements are carried at cost, less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives, or lease term if shorter, of the underlying assets, which range from three to ten years. Significant additions or improvements extending the useful life are capitalized, while normal maintenance and repairs are charged to expense as incurred. The Company reviews its equipment and leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

       (I)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (J)    INTANGIBLE ASSETS

              Intangible assets consists of goodwill and separately identifiable intangible assets.

              Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets acquired in purchase acquisitions. Goodwill has historically been amortized over the period estimated to benefit from the acquired assets, which is 15 years. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) effective July 1, 2001 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Accordingly, goodwill will not be amortized after January 1, 2002.

              Identifiable intangible assets acquired in purchase acquisitions are separately identified in accordance with FAS 141. Identifiable intangible assets have finite lives and are amortized on a straight line basis based over the estimated useful lives of the identifiable intangible assets, which range from 7 to 10 years.

              Management assesses the recoverability of goodwill and identifiable intangible assets whenever events or circumstances indicate they may be impaired. Additionally, with the adoption of FAS 142, goodwill will be tested for impairment at least annually.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       (K)    EARNINGS PER SHARE

              Basic loss per share of common stock is computed based upon the weighted average number of common shares outstanding during the year. Stock warrants and convertible instruments, when diluted, are included as common stock equivalents to determine diluted earnings per share. For the years ended December 31, 2001 and 2000, the Company had no diluted common stock equivalents.

       (L)    ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company 's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (M)    PENSION PLAN OBLIGATION

              The Company assumed a defined benefit pension plan obligation through the acquisition of ICC. The obligation valued using a discounted cash flow method based on the average annual increase in CPI percentage, discount rate and the expected life of the individual covered by the obligation.

       (N)    COMPREHENSIVE INCOME

              No differences between total comprehensive loss and net loss existed in the financial statements reported for the years ended December 31, 2001 and 2000.

       (O)    STOCK OPTION PLAN

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by FAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(2)    ACQUISITIONS

       On December 31, 2001, the Company acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. The Company expects the acquisition to significantly enhance its asset management segment in many areas including improved distribution capabilities, increased asset management revenues, and increase efficiencies through economies of scale.

       The Company acquired the ICC capital stock in exchange for (i) cash of $2,835,365, (ii) 1,000,000 shares of the Company's common stock, with attached warrants to purchase an additional 100,000 shares and (iii) the assumption of all ICC liabilities. The common stock issued was valued at $0.94 per share, the bid price on the date of acquisition, less a discount for certain restrictions on the shares issued. The warrants issued carry an exercise price of $6.00 and a term of six years. The underlying shares are also restricted with an implied volatility of zero. Therefore, no value has been separately attributed to the warrants. The aggregate purchase price consisted of the following:

         Cash paid                            $2,835,365
         Stock and stock warrants issued         940,000
         Direct costs                            330,017
                                              ----------
             Total purchase price             $4,105,382
                                              ==========

       The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         Current assets                     $    93,184
         Fixed assets                            72,375
         Intangible assets                    4,456,122
                                            -----------
             Total assets acquired            4,621,681
                                            -----------

         Current liabilities                   (241,310)
         Long term liabilities                 (274,989)
                                            -----------
             Total liabilities assumed         (516,299)

         Total purchase price               $ 4,105,382
                                            ===========

       Intangible assets consist of goodwill and separately identifiable intangible assets with finite lives. Identifiable intangible assets are attributable to the estimated fair value of acquired investment management contracts and customer relationships and will be amortized over their estimated useful lives which range from 7 to 10 years. The Company has preliminarily estimated that the amount of identifiable intangible assets is approximately $900,000, however, the Company will continue to assess the fair value under the adoption of FAS 142 and as other information becomes available to determine the final allocation of purchase price.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


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

       Subsequent to December 31, 2001, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. The consummation of the acquisition, which is subject to the satisfaction of customary regulatory approvals, is expected to occur during the second or third quarter of 2002.

       The following unaudited pro forma financial information presents the consolidated results of operations as if the purchases of ICC and Sears Thompson had occurred on January 1, 2000. Pro forma total revenues would have been $5,284,348 and $5,882,503 in 2001 and 2000, respectively. Pro forma net loss would have been ($1,406,583) and ($1,085,825) in 2001 and 2000, respectively. Pro forma net loss per share would have been ($0.42) and ($0.33) in 2001 and 2000, respectively.

(3)    DISCONTINUED OPERATIONS

       On September 19, 2001, the Company signed an agreement in principle with Sprayroq of Ohio, Inc., an unrelated party, whereby Sprayroq of Ohio, Inc. agreed to purchase all of the issued and outstanding capital stock of Sprayroq, Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, and the Company has reported its operations as discontinued for all periods presented.

       The sale of Sprayroq was completed on October 30, 2001 and the Company received on that date its share of the purchase price which consisted of cash in the amount of $584,496 and two promissory notes in the aggregate principal amount of $323,919. The promissory notes bear interest at 7% with interest payable annually and a single principle payment at maturity. A loss on sale of discontinued operations of $621,042 was recorded as follows:

Loss on sale of discontinued operations:

         Proceeds
             Cash                                                 $   584,496
             Notes                                                    323,919
                                                                  -----------
                                                                      908,415

         Net book value of assets of discontinued operations       (1,106,163)
         Accrued severance costs                                     (130,000)
         Income tax expense on taxable gain                          (238,252)
                                                                  -----------
                                                                  $  (566,000)
                                                                  ===========

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(4)    PENSION PLAN OBLIGATION

       The Company assumed a defined benefit pension plan obligation through the acquisition of ICC. The obligation is related to a non-qualified plan which covers a former employee/stockholder of ICC. The benefit is adjusted annually by the percentage increase in the Consumer Price Index
       - All Urban Consumers (CPI) and is paid on a quarterly basis. Current annual payments are approximately $19,000. The adjusted annual benefit is not to exceed $25,000. There are no plan assets associated with this pension plan obligation.

                                                               2001
                                                             --------
         Acturial present value of benefit obligations:

                  Accumulated benefit obligation             $214,989
                                                             ========

                  Projected benefit obligation               $214,989
                                                             ========

       The assumptions used to determine the actuarial present value of the projected benefit obligation are as follows:

              Average annual increase in CPI percentage            2.58%
              Discount rate                                        8.00%
              Expected life                                        19.5 years

(5)    NOTES PAYABLE

       The notes payable at December 31, 2001 and 2000 consist of the following:

                                                                                             2001             2000
                                                                                        -------------     -------------
         Note payable to AJG Financial Services, Inc., interest at 5%, convertible into the Company's Convertible Class A
              Preferred Stock, which occurred on March 29, 2002                       $   3,500,000                --

         Subordinated convertible promissory notes payable to former shareholders of Ewing, interest only due quarterly at 8%,
              unsecured, principal payments due
              annually through maturity on December 31, 2003                                200,000           275,000

         Note payable to First Florida Capital payable in a single installment of principal plus interest on July 5, 2002,
              interest at 6%                                                                 50,000                --

         Line of credit payable in a single installment of principal plus
              interest to be repaid on February 1, 2002, interest at 6%                      75,000                --

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


         Note payable with interest at prime rate plus 1% (10.5% at
              December 31, 2000), repaid in full on October 30, 2001              --      600,000
                                                                          ----------      -------
                                                                           3,825,000      875,000

                  Less current portion                                     3,725,000      327,778
                                                                          ----------      -------
                                                                          $  100,000      547,222
                                                                          ==========      =======

       On March 29, 2002, the note payable to AJG Financial Services, Inc. (AJG) was subsequently converted into 1,166,666 shares of the Company's Convertible Class A Preferred Stock. The Company's Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a stated value of $3.00 per share and each share is convertible into one share of the Company's common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%.

       The subordinated convertible promissory notes are convertible, at the option of the holders, into common stock of the Company at any time after August 1, 2000. The number of shares to be issued upon conversion is determined by dividing the aggregate principal amount outstanding, including accrued and unpaid interest, by $4.00.

       Principal maturities on the notes payable are as follows:

                         YEAR ENDING
                         DECEMBER 31,                           AMOUNT
                         ------------                           ------

                           2002                             $   3,725,000
                           2003                                   100,000
                                                            --------------
                                                            $   3,825,000
                                                            =============

       The Company considers the carrying value of its notes payable to be a reasonable estimation of their fair value based on the current market rates available for debt of the same remaining maturities.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(6)    STOCKHOLDER'S EQUITY

       In 1998, pursuant to the terms of a consulting agreement, the Company issued a warrant to Broadland Capital Partners, L.P. (Broadland), an affiliate of one of the Company's directors. The warrant entitles Broadland to purchase up to 150,000 shares of the Company's common stock at $.75 per share, subject to certain vesting requirements and conditions to exercise. Broadland exercised 50,000 shares during the year ended December 31, 2001 using a cashless exercise option, which resulted in the issuance of 31,250 shares. Broadland is entitled to exercise the remaining 100,000 shares provided the conditions to exercise are satisfied prior to the expiration of the warrant on December 16, 2004.

       The company also granted AJG an option to purchase that number of shares of the Company's common stock that, upon full exercise thereof and subject to certain vesting requirements, would give AJG beneficial ownership of 51% of the outstanding common stock on a fully-diluted basis. The exercise price for shares of the Company's common stock underlying the option, which expires on December 31, 2004 if it is not previously exercised, is $3.00 per share, subject to adjustment upon the occurrence of certain events. Of the shares of the Company's common stock underlying the option, 43.75% of the shares vested upon the issuance of the option, and the remaining 56.25% of the shares will vest at such time as AJG makes an additional investment in the Company in accordance with the terms of the investment agreement. The Company expects this investment by AJG to be made in conjunction with the proposed acquisition of First Bank (note 2). The underlying option shares are restricted with an implied volatility of zero. Therefore, no value has been separately attributed to the option. As of December 31, 2001, the option had partially vested such that AJG could purchase up to 1,805,900 shares of common stock.


(7)    INCOME TAXES

       Total income tax expense (benefit) for the years ended December 31 was allocated as follows:

                                                         2001           2000
                                                      ---------       --------

         Loss from continuing operations              $(251,784)      (161,433)
         Loss from discontinued operations               13,532         21,187
         Loss on sale of discontinued operations        238,252             --
                                                      ---------       --------
                                                      $      --       (140,246)
                                                      =========       ========

       Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:


                                                           2001           2000
                                                        ---------       --------

         Tax benefit at the statutory federal rate      $(227,645)      (337,710)
         Goodwill amortization                              1,039         25,273
         Life insurance premiums                           30,085         26,005
         State tax benefit                                (20,818)         3,924
         Change in valuation allowance                    (35,399)       137,719
         Other                                                954        (16,644)
                                                        ---------       --------
                                                        $(251,784)      (161,433)
                                                        =========       ========

       Included in prepaid and other assets as of December 31, 2000 on the accompanying consolidated balance sheets is $176,263 of current income taxes receivable.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


       Income tax benefit attributable to income from continuing operations consists of:

                                                 CURRENT            DEFERRED             TOTAL
                                                ---------           --------           --------
         Year ended December 31, 2001:
             U.S. Federal                       $(230,966)                --           (230,966)
             State                                (20,818)                --            (20,818)
                                                ---------           --------           --------
                                                $(251,784)                --           (251,784)
                                                =========           ========           ========

         Year ended December 31, 2000:
             U.S. Federal                       $(202,107)            34,729           (167,378)
             State                                     --              5,945              5,945
                                                ---------           --------           --------
                                                $(202,107)            40,674           (161,433)
                                                =========           ========           ========

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                           2001               2000
                                                                         --------           --------
         Deferred tax assets:
             Net unrealized losses on investments                        $     54             35,453
             Deferred compensation                                         69,966             28,799
             Net operating loss carryforward                               19,520             74,562
                                                                         --------           --------
                 Total gross deferred tax assets                           89,540            138,814

         Deferred tax liabilities - other                                  (1,095)            (1,095)
                                                                         --------           --------

             Net deferred tax assets before valuation allowance            88,445            137,719
             Deferred tax asset valuation allowance                       (88,445)          (137,719)
                                                                         --------           --------
             Net deferred tax assets                                     $     --                 --
                                                                         ========           ========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not the Company will realize the benefits of these deductible differences and, accordingly, has provided for a valuation allowance.

(8)    RELATED PARTY TRANSACTIONS

       The Company performs certain asset management functions for Intrepid Capital, L.P. and during 2001 and 2000, received $43,266 and $36,857, respectively, for such services.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


 (9)   COMMITMENTS

       Leases are accounted for as operating leases with rental payments recorded on a straight-line basis over the term of the lease regardless of when payments are due. The future minimum rental obligations under the leases are as follows:

                          YEAR ENDING
                         DECEMBER 31,                           AMOUNT
                         ------------                        -------------

                           2002                             $     307,449
                           2003                                   244,480
                           2004                                   251,789
                           2005                                   149,631
                           2006                                   149,985
                           Thereafter                             465,480
                                                            --------------
                                                            $   1,568,814
                                                            =============

       Rent expense for the years ended December 31, 2001 and 2000 was $264,787 and $291,356, respectively.

       Ewing is subject to the Securities and Exchange Commission's Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The SEC is empowered to restrict Ewing's business activities should its aggregate indebtedness to net capital ratio exceed 15 to 1. At December 31, 2001, Ewing had net capital of $129,624, which was $79,624 in excess of its required capital of $50,000. At the same date, Ewing's ratio of aggregate indebtedness to net capital was 0.85 to 1.0. Accordingly, Ewing was in compliance with the net capital requirements.

       The option granted to AJG was 43.75% vested at December 31, 2001. The remaining 56.25% of the shares will vest at such time as AJG makes an additional investment in the Company in accordance with the terms of an investment agreement.

(10)   STOCK OPTION PLAN

       In December 1998, the Company adopted an Incentive Stock Option Plan (the
       ISO) pursuant to which the Company may grant stock options to officers and key employees. The ISO originally authorized grants of options to purchase up to 100,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to, or above, the stock's fair market value at the date of grant.

       On December 28, 2001, stock options to purchase 270,000 shares were issued, subject to stockholder approval of the additional authorized options, none of which were exercisable. The options vest over a four year period and have an exercise price of $1.375 and a term of ten years. At December 31, 2001, there were 380,000 additional shares available for grant under the ISO.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

       The per share weighted-average fair value of stock options granted on December 28, 2001 was $0.95 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk free interest rate of 6%, expected volatility 50%, and an expected life of 10 years.

       The Company applies APB 25 in accounting for the ISO and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, there would be no impact on net loss for the year ended December 31, 2001 because the options were not issued until the end of the year and did not vest immediately.

(11)   SEGMENTS

       During 2001 and 2000, the Company operated in two principal segments, asset management and broker-dealer services which includes investment banking revenues. The operations of Enviroq formerly constituted a separate operating segment which have been reclassified as discontinued operations. The Company assesses and measures operating performance based upon the net income (loss) derived from each of its operating segments, exclusive of the impact of corporate expenses. The revenues and net income (loss) for each of the reportable segments are summarized as follows for the years ended December 31, 2001 and 2000:

                                                                     2001                 2000
                                                                -----------           ----------
         Revenues:
             Asset management segment                           $   824,838              715,259
             Broker-dealer services segment                       2,423,283            2,442,140
             Corporate                                              438,274              430,078
             Intersegment revenues                                 (380,251)            (348,962)
                                                                -----------           ----------
                                                                $ 3,306,144            3,238,515
                                                                ===========           ==========

         Net (loss) income from continuing operations:
             Asset management segment                           $  (255,004)            (222,458)
             Broker-dealer services segment                         166,090               (1,387)
             Corporate                                             (273,804)            (607,987)
                                                                -----------           ----------
                                                                $  (362,718)            (831,832)
                                                                ===========           ==========

       The total assets for each of the reportable segments are summarized as follows as of December 31, 2001 and 2000. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                         2001               2000
                                                     ----------          ---------

         Assets:
             Asset management segment                $4,719,199            131,655
             Broker-dealer services segment             343,446            573,747
             Discontinued operations                         --          1,528,187
             Other                                    1,130,510            530,295
                                                     ----------          ---------
                                                     $6,193,155          2,763,884
                                                     ==========          =========

                                  EXHIBIT INDEX

Exhibit No.                                 Description of Exhibit
     2.1          Share Purchase Agreement dated as of August 4, 1999, among Intrepid Capital Corporation, Benjamin C. Bishop,
                  Jr., Charles E. Harris, Synagen Capital Partners, Inc. and Arnold A. Heggestad (incorporated by reference to
                  Exhibit 2 to the Registrant's Form 8-K filed    August 18, 1999).

     3.1          Certificate of Incorporation of the Registrant Amended and Restated.

     3.2          Bylaws of the Registrant  (incorporated by reference to Exhibit 3.(B) to the Registrant's  Form S-4 filed November
                  6, 1998, Registration No. 333-66859).

     4.1          Form of Warrant Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of the shareholders of ICC Investment Advisors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's
                  Current Report on Form 8-K, filed with the Commission on January 15, 2002.)

     4.2          Option Agreement between Intrepid Capital  Corporation and AJG Financial  Services,  Inc. dated as of December 31,
                  2001  (incorporated  by reference to Exhibit 4.2 to the  Registrant's  Current  Report on Form 8-K, filed with the
                  Commission on January 15, 2002).

     10.1         Incentive Stock Option Plan of Intrepid  Capital  Corporation  (incorporated by reference to Exhibit 10.(D) to the
                  Registrant's Form S-4 filed November 6, 1998,  Registration No. 333-66859).

     10.2         Non-Employee Directors' Stock Option Plan of Intrepid Capital Corporation (incorporated by reference to Exhibit
                  10.(E) to the Registrant's Form S-4 filed November 6, 1998, Registration No. 333-66859).

     10.3         Form of Non-Negotiable  Convertible  Promissory Note between Intrepid Capital  Corporation and Benjamin C. Bishop,
                  Jr. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 18, 1999).

     10.4         Form of Employment  Agreement between Intrepid Capital  Corporation and Benjamin C. Bishop, Jr.  (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed August 18, 1999).

     10.5         Non-Competition and Confidentiality Agreement dated as of December 31, 2001 by and between Intrepid Capital
                  Corporation and A. Bronson Thayer (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filled with the Commission on January 15, 2002).

     10.6         Form of Registration Rights Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of Fred Shockley and David Brock (incorporated by reference to Exhibit 10.2 to the Registrant's Current
                  Report on Form 8-K, filled with the Commission on January 15, 2002).

     10.7         Investment Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December
                  31, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filled with the Commission on January 15, 2002) (certain of the schedules and Exhibits to the Investment Agreement have been omitted from the Report pursuant to Item 601(b)(20 of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request).

     10.8         Convertible Note Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of
                  December 31, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K,
                  filed with the Commission on January 15, 2002).

     10.9         Registration Rights Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of
                  December 31, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K,
                  filed with the Commission on January 15, 2002)

    10.10         Standstill Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December
                  31, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed with the
                  Commission on January 15, 2002)

     21.1         List of Subsidiaries.

     24.1         Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.