Form 10QSB
period 2002-03-31
INTREPID CAPITAL CORP
filed 2002-05-13
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                             YES [X]   NO [ ]


         As of February 28, 2002, there were 3,350,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002



                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

     Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries
     as of March 31, 2002 and December 31, 2001...............................................         3

     Consolidated Statements of Operations of Intrepid Capital Corporation and
     Subsidiaries for the Three Months Ended March 31, 2002 and 2001..........................         4

     Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries
     for the Three Months Ended March 31, 2002 and 2001.......................................         5

     Notes to Consolidated Financial Statements...............................................         6-10

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

     Acquisitions..............................................................................        11

     Discontinued Operations...................................................................        11

     Liquidity and Capital Resources...........................................................        11-12

     Results of Operations.....................................................................        12-14

                          PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.....................................................................        14

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................        14

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................        14-15

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K......................................................        15

SIGNATURES.....................................................................................        16

ITEM 1.  FINANCIAL INFORMATION


                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      March 31, 2002 and December 31, 2001

                                  (unaudited)


          ASSETS                                                                  2002                    2001
                                                                               -----------             ----------
Current assets:
    Cash and cash equivalents                                                  $ 1,471,444                641,577
    Investments, at fair value                                                      93,414                 81,935
    Accounts receivable                                                          2,294,263                130,504
    Prepaid and other assets                                                       377,613                164,859
                                                                               -----------             ----------
          Total current assets                                                   4,236,734              1,018,875

Notes receivable                                                                   323,919                323,919
Equipment and leasehold improvements, net of accumulated
    depreciation of $250,131 in 2002 and $218,174 in 2001                          410,265                360,348
Deferred tax assets                                                                 58,224                     --
Intangible assets, less accumulated amortization of $29,412
    in 2002 and $7,131 in 2001                                                   4,467,732              4,490,013
                                                                               -----------             ----------
          Total assets                                                         $ 9,496,874              6,193,155
                                                                               ===========             ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $   527,059                209,984
    Accrued expenses                                                               892,964                651,865
    Current portion of notes payable                                             1,650,000              3,725,000
    Taxes payable                                                                  423,819                     --
    Other                                                                          176,386                196,380
                                                                               -----------             ----------
          Total current liabilities                                              3,670,228              4,783,229

Pension plan obligation                                                            214,449                214,989
Notes payable, less current portion                                                100,000                100,000
                                                                               -----------             ----------
          Total liabilities                                                      3,984,677              5,098,218
                                                                               -----------             ----------

Stockholders' equity:
    Preferred stock, Class A, $.01 par value.  Authorized 5,000,000
        shares; issued 1,166,666 at March 31, 2002                               3,500,000                     --
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 3,350,183 at March 31, 2002 and December 31, 2001                     33,502                 33,502
    Treasury stock, at cost - 1,000 shares                                          (3,669)                (3,669)
    Additional paid-in capital                                                   3,616,915              3,616,915
    Accumulated deficit                                                         (1,634,551)            (2,551,811)
                                                                               -----------             ----------
          Total stockholders' equity                                             5,512,197              1,094,937
                                                                               -----------             ----------
                                                                               $ 9,496,874              6,193,155
                                                                               ===========             ==========

See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   Three Months ended March 31, 2002 and 2001

                                  (unaudited)


                                                                                  2002                   2001
                                                                                ----------            ----------
Revenues:
     Asset management fees                                                      $  833,479               219,693
     Investment banking revenues                                                 3,054,306               101,889
     Commissions                                                                   327,729               353,685
     Net trading profits                                                             7,599                 2,272
     Dividend and interest income                                                   16,478                12,764
     Other                                                                          24,547                10,902
                                                                                ----------            ----------
           Total revenues                                                        4,264,138               701,205
                                                                                ----------            ----------

Expenses:
     Salaries and employee benefits                                              1,974,826               612,158
     Brokerage and clearing                                                         62,522                70,295
     Advertising and marketing                                                     120,537                37,382
     Professional and regulatory fees                                              437,217                52,554
     Occupancy and maintenance                                                     143,183                91,496
     Depreciation and amortization                                                  54,238                21,649
     Interest expense                                                               51,295                18,351
     Other                                                                         137,465                70,386
                                                                                ----------            ----------
           Total expenses                                                        2,981,283               974,271
                                                                                ----------            ----------

        Income (loss) from continuing operations before income taxes             1,282,855              (273,066)

Income tax expense                                                                 365,595                    --
                                                                                ----------            ----------

        Income (loss) from continuing operations                                   917,260              (273,066)

Discontinued operations - loss from discontinued operations                             --               (64,554)
                                                                                ----------            ----------

        Net income (loss)                                                       $  917,260              (337,620)
                                                                                ==========            ==========

Basic income (loss) per share from continuing operations                        $     0.27                 (0.12)
Basic income (loss) per share from discontinued operations                              --                 (0.03)
                                                                                ----------            ----------

Basic net income (loss) per share                                               $     0.27                 (0.15)
                                                                                ==========            ==========

Diluted income (loss) per share from continuing operations                      $     0.20                 (0.12)
Diluted income (loss) per share from discontinued operations                            --                 (0.03)
                                                                                ----------            ----------

Diluted net income (loss) per share                                             $     0.20                 (0.15)
                                                                                ==========            ==========

Basic weighted average shares outstanding                                        3,349,183             2,318,996
                                                                                ==========            ==========

Diluted weighted average shares outstanding                                      4,675,354             2,318,996
                                                                                ==========            ==========

See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Three months ended March 31, 2002 and 2001

                                  (unaudited)


                                                                                2002                   2001
                                                                             -----------             --------
Cash flows from operating activities:
    Net income (loss)                                                        $   917,260             (337,620)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                              54,238               21,649
       (Purchases) sales of investments, net                                      (3,880)               7,056
       Net trading profits                                                        (7,599)              (2,272)
       Deferred tax benefit                                                      (58,224)                  --
       Change in assets and liabilities:
          Accounts receivable                                                 (2,163,759)              14,725
          Prepaid and other assets                                              (212,754)             (12,362)
          Accounts payable and accrued expenses                                  558,174               69,882
          Taxes payable                                                          423,819                   --
          Pension obligation                                                        (540)                  --
          Other liabilities                                                      (19,994)               5,534
          Discontinued operations - working capital changes                           --              176,750
                                                                             -----------             --------
             Net cash used in operating activities                              (513,259)             (56,658)
                                                                             -----------             --------

Cash flows from investing activities -
    purchase of equipment                                                        (81,874)              (5,491)
                                                                             -----------             --------

Cash flows from financing activities:
    Proceeds from notes payable                                                1,500,000                   --
    Principal payments on notes payable                                          (75,000)            (127,778)
                                                                             -----------             --------
             Net cash provided by (used in) financing activities               1,425,000             (127,778)
                                                                             -----------             --------

             Net increase (decrease) in cash and cash equivalents                829,867             (189,927)

Cash and cash equivalents at beginning of period                                 641,577              419,616
                                                                             -----------             --------

Cash and cash equivalents at end of period                                   $ 1,471,444              229,689
                                                                             ===========             ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $     5,792               11,860
                                                                             ===========             ========

Supplemental disclosure of non-cash transactions:
    Preferred Stock issued to AJG upon conversion of AJG Note                $ 3,500,000                   --
                                                                             ===========             ========

See accompanying notes to consolidated financial statements.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

         (A)      ORGANIZATION AND BASIS OF PRESENTATION

                  Intrepid Capital Corporation (the "Company"), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its three wholly owned subsidiaries: Intrepid Capital Management, Inc. ("ICM"), The Investment Counsel Company ("ICC") and Allen C. Ewing & Co. ("Ewing").

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

                  Ewing is a registered broker-dealer with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC").

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

                  In a transaction effective October 30, 2001, the Company discontinued its resinous material operations formerly conducted through Enviroq Corporation ("Enviroq") by selling all of the issued and outstanding capital stock of Sprayroq, Inc., Enviroq's 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of the Company to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq, Inc.

                  The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 1, 2002. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002


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

         (C)      INTANGIBLE ASSETS

                  Intangible assets consists of goodwill and separately identifiable intangible assets.

                  Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets acquired in purchase acquisitions. Goodwill has historically been amortized over the period estimated to benefit from the acquired assets, which is 15 years. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) effective July 1, 2001 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Accordingly, goodwill is no longer amortized effective January 1, 2002.

                  Identifiable intangible assets acquired in purchase acquisitions are separately identified in accordance with FAS
                  141. Identifiable intangible assets have finite lives and are amortized on a straight line basis over the estimated useful lives of the identifiable intangible assets, which is 10 years.

                  Management assesses the recoverability of goodwill and identifiable intangible assets whenever events or circumstances indicate they may be impaired. Additionally, with the adoption of FAS 142, goodwill will be tested for impairment at least annually. Management expects to complete the Company's initial impairment test by June 30, 2002.

         (D)      EARNINGS PER SHARE

                  Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted earnings per share for the three months ended March 31, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock have been exercised using the treasury stock method.

         (E)      COMPREHENSIVE INCOME

                  No differences between total comprehensive income and net income existed in the financial statements reported for the three months ended March 31, 2002 and 2001.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002


(2)      ACQUISITIONS

         On March 27, 2002, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. The consummation of the acquisition, which is subject to approval by the shareholders of First Bank of Jacksonville and to the satisfaction of customary regulatory approvals, is expected to occur during the third quarter of 2002.

         The following unaudited pro forma financial information presents the consolidated results of operations as if the purchase of ICC had occurred on January 1, 2001. Pro forma total revenues would have been $1,202,866 for the three months ended March 31, 2001. Pro forma net loss would have been ($351,558) for the three months ended March 31, 2001. Pro forma basic and diluted net loss per share would have been ($0.11) for the three months ended March 31, 2001.

(3)      RELATED PARTY TRANSACTIONS

         The Company performs certain asset management functions for Intrepid Capital, L.P and during the three months ended March 31, 2002 and 2001, received $18,075 and $10,277, respectively, for such services.

(4)      INTANGIBLE ASSETS

         The Company has identifiable intangible assets which are attributable to the estimated fair value of acquired investment management contracts and customer relationships and have been allocated to the asset management segment. Identifiable intangible assets amounted to $891,224, net of accumulated amortization of $22,281 at March 31, 2002. Amortization expense was $22,281 for the three months ended March 31, 2002 and the Company estimates the annual aggregate amortization expense for this year and each of the five succeeding fiscal years to be approximately $89,000.

         There were no changes in the carrying amount of goodwill during the three months ended March 31, 2002. Goodwill for each of the reportable segments is summarized as follows as of March 31, 2002:


                  Asset management segment                         $3,564,898
                  Broker-dealer services segment                       33,891
                                                                   ----------
                                                                   $3,598,789

         Prior to the Company's adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net loss to exclude amortization expense recognized for the three months ended March 31, 2002 and 2001:

                                                     2002               2001
                                                   --------            --------
         Reported net income (loss)                $917,260            (337,620)
         Add back goodwill amortization                  --              18,583
                                                   --------            --------
         Adjusted net (loss)                       $917,260            (319,037)
                                                   ========            ========

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002


         Basic net income (loss) per share
             Reported net income (loss) per share                $0.27           (0.15)
             Goodwill amortization adjustment                       --            0.01
                                                                 -----            -----
             Adjusted basic net (loss) per share                 $0.27           (0.14)
                                                                 =====            =====

         Diluted net income (loss) per share
             Reported diluted income (loss) per share            $0.20           (0.15)
             Goodwill amortization adjustment                       --            0.01
                                                                 -----            -----
             Adjusted diluted net (loss) per share               $0.20           (0.14)
                                                                 =====            =====


(5)      NOTES PAYABLE

         The notes payable at March 31, 2002 and December 31, 2001 consist of the following:


                                                                                2002                  2001
                                                                             ----------            ---------
Note payable to bank, principal due on or before August 31, 2002,
     interest at LIBOR plus 2.50% (4.5% at March 31, 2002)                   $1,500,000                   --

Note payable to AJG Financial Services, Inc., converted into
shares of the Company's Convertible Class A Preferred Stock                          --            3,500,000

Subordinated convertible promissory notes payable to
     former shareholders of Ewing                                               200,000              200,000

Note payable to First Florida Capital                                            50,000               50,000

Line of credit payable to a bank                                                     --               75,000
                                                                             ----------            ---------
                                                                              1,750,000            3,825,000

         Less current portion                                                 1,650,000            3,725,000
                                                                             ----------            ---------
                                                                             $  100,000              100,000
                                                                             ==========            =========

         On March 29, 2002, the note payable to AJG Financial Services, Inc. ("AJG") was converted into 1,166,666 shares of the Company's Convertible Class A Preferred Stock. The Company's Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a par value of $0.01 and a stated value of $3.00 per share, and each share is convertible into one share of the Company's common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002


(6)      SEGMENTS

         During 2002 and 2001, the Company operated in two principal segments, asset management and broker-dealer services which includes investment banking revenues. The operations of Enviroq formerly constituted a separate operating segment which have been reclassified as discontinued operations. The Company assesses and measures operating performance based upon the net income (loss) derived from each of its operating segments, exclusive of the impact of corporate expenses.

         The revenues and net income (loss) for each of the reportable segments are summarized as follows for the three months ended March 31, 2002 and 2001:


                                                                    2002                   2001
                                                                 -----------             --------
        Revenues:
            Asset management segment                             $   840,563              222,414
            Broker-dealer services segment                         3,416,429              478,170
            Corporate                                                 67,146               69,594
            Intersegment revenues                                    (60,000)             (68,973)
                                                                 -----------             --------
                                                                 $ 4,264,138              701,205
                                                                 ===========             ========

        Net income (loss) from continuing operations:
            Asset management segment                             $   (98,740)             (37,500)
            Broker-dealer services segment                         1,052,765              (58,919)
            Corporate                                                (36,765)            (176,647)
                                                                 -----------             --------
                                                                 $   917,260             (273,066)
                                                                 ===========             ========

         The total assets for each of the reportable segments are summarized as follows as of March 31, 2002 and 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.


                                                         2002                  2001
                                                      ----------            ---------
        Assets:
            Asset management segment                  $4,778,405              136,280
            Broker-dealer services segment             3,756,286              509,279
            Discontinued operations                           --            1,273,721
            Other                                        962,183              296,907
                                                      ----------            ---------
                                                      $9,496,874            2,216,187
                                                      ==========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-QSB that are forward-looking statements represent management's belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes", "intends", "may", "should", "anticipates", "expected", "estimated", "projected" or comparable terminology, or by discussion of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements, by their nature, involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB and those described from time to time in the Company's other filings with the SEC and the risk that the underlying assumptions made by management in this Quarterly Report on Form 10-QSB are not, in fact, correct. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Acquisitions

         On December 31, 2001, the Company acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. The Company expects the acquisition to significantly enhance its asset management segment in many areas including improved distribution capabilities, increased asset management revenues, and increase efficiencies through economies of scale

         On March 27, 2002, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. The consummation of the acquisition, which is subject to approval by the shareholders of First Bank of Jacksonville and to the satisfaction of customary regulatory approvals, is expected to occur during the third quarter of 2002.

Discontinued Operations

         On October 30, 2001, the Company sold its ownership of Sprayroq, Inc., Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, Inc., and the Company has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of the Company to hold the interest bearing promissory notes received in connection with the sale.

         Revenues from Enviroq were $118,876 for the three months ended March 31, 2001. The loss from discontinued operations for Enviroq was $64,554 for the three months ended March 31, 2001.

Liquidity and Capital Resources

         The Company's current assets consist generally of cash, money market funds and accounts receivable. The Company has financed its operations with funds provided by stockholder capital, proceeds from notes payable, and the disposal of Sprayroq. The Company has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

         In connection with the acquisition of ICC, the Company financed the cash portion of the transaction through a loan from AJG, a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co., a publicly-traded Delaware corporation (NYSE: AJG), pursuant to the terms and conditions of an Investment Agreement, a Convertible Note Agreement, a Convertible Note, an Option Agreement, a Registration Rights Agreement and a Standstill Agreement, each dated as of December 31, 2001 between the Company and AJG (collectively, the "Loan Documents"). Pursuant to the Loan Documents and the exhibits thereto, among other things, AJG loaned the Company $3,500,000 to finance the cash portion of the transaction, as well as the costs and expenses associated with the acquisition and for the Company's working capital needs. In exchange, the Company issued a convertible promissory note in favor of AJG which was due on or before April 30, 2002, bearing interest at 5% per annum, and could be converted on or prior to maturity into Class A Cumulative Convertible Pay-In-Kind Preferred Stock of the Company. On March 29, 2002, the loan was converted into 1,166,666 shares of the Company's Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

         The Company believes the acquisition of ICC provides the Company a much broader distribution platform for asset management services and will allow the Company to consolidate back-office asset management functions and that its new strategic partnership with AJG provides additional capital for future strategic opportunities.

         The Company was awarded a contract with the Federal Deposit Insurance Corporation ("FDIC") to manage the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC is acting as receiver (the "FDIC contract"). The Company expects the FDIC contract to continue through June 2002 and expects to contract in a revised arrangement from that point until the loan asset portfolio of Hamilton Bank, N.A. is fully liquidated. The Company believes that its broker-dealer services segment will continue to generate substantial high-margin investment banking revenues during the remainder of 2002 based on the FDIC contract and other existing contracts in place.

         For the three months ended March 31, 2002, net cash used in operating activities was $513,259, primarily attributable to the Company's net income for the period offset by significant increases in accounts receivable as a result of the FDIC contract. Net cash used in investing activities was $81,874, which is primarily due to the purchase of equipment. Net cash provided by financing activities was $1,425,000, which is primarily due to proceeds from notes payable.

         The Company, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At March 31, 2002, Ewing's regulatory net capital was $1,074,138, which is $909,494 in excess of its minimum net capital requirement of $164,644.

Results of Operations

         If the purchase of ICC had occurred on January 1, 2001, the consolidated results of operations would have reflected pro forma total revenues of $1,202,866 and pro forma net loss of ($351,558) for the three months ended March 31, 2001.

         Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         Total revenues were $4,264,138 for the three months ended March 31, 2001, compared to $701,205 for the three months ended March 31, 2001, representing a 508.1% increase.

         Asset management fees increased $613,786, or 279.4%, to $833,479. Asset management fees represent revenue earned by ICM and ICC for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $458.4 million at December 31, 2001, compared to $105.3 million at December 31, 2000. The increase in asset management fees for the three months ended March 31, 2002 relates primarily to the increase in AUM as a result of the acquisition of ICC in December 2001. AUM was $475.5 million at March 31, 2002, compared to $84.6 million at March 31, 2001. The net increase in AUM during the three months ended March 31, 2002 is primarily attributable to the addition of new clients and to investment performance during the period.

         Investment banking revenues increased $2,952,417, or 2,897.7%, to $3,054,306. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to the FDIC contract which accounts for approximately 98% of total investment banking revenue for the period.

         Commissions decreased $25,956, or 7.3%, to $327,729. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the termination of several independent registered representatives during December 2001 and to volatile market conditions.

         Net trading profits increased $5,327, or 234.5%, to $7,599. Net trading profits consist of realized and unrealized gains from the Company's investment in trading securities, which includes an investment in Intrepid Capital, L.P. The increase is primarily attributable to the performance of assets invested in Intrepid Capital, L.P.

         Dividend and interest income increased $3,714, or 29.1%, to $16,478. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets.

         Total expenses were $2,981,284 for the three months ended March 31, 2002, compared to $974,271 for the three months ended March 31, 2001, representing a 206.0% increase.

         Salaries and employee benefits increased $1,362,668, or 222.6%, to $1,974,826. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to the acquisition of ICC and to temporary staffing costs associated with the FDIC contract.

         Brokerage and clearing expenses decreased $7,773, or 11.1%, to $62,522. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

         Advertising and marketing expenses increased $83,155, or 222.4%, to $120,537. The increase is primarily attributable to the acquisition of ICC and an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM's excellent investment performance.

         Professional and regulatory expenses increased $384,663, or 731.9%, to $437,217. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

         Occupancy and maintenance expenses increased $51,687, or 56.5%, to $143,183. The increase is primarily attributable to the acquisition of ICC in December 2001.

         Interest expense increased $32,944, or 179.5%, to $51,295. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company's Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

         Other expenses increased $67,080, or 95.3%, to $137,466. The increase is primarily attributable to the acquisition of ICC in December 2001.

         Income tax expense was $365,595. Total tax expense was $506,069 and was adjusted by the change in valuation allowance of $140,475, which is primarily attributable to the Company's net operating loss carryforward. The effective tax rate for the three months ended March 31, 2002 was 28.50%

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 29, 2002, the Company issued 1,166,666 shares of its Class A Cumulative Convertible Pay-In-Kind Preferred Stock (the "Class A Preferred Stock") to AJG in conversion of a convertible promissory note issued by the Company in favor of AJG in the aggregate principal amount of $3,500,000 (the "Note"). The Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a par value of $0.01 and a stated value of $3.00 per share. Each share of Class A Preferred Stock is convertible into one share of the Company's common stock. Dividends are to be paid semi-annually at an annual rate of 5% and can be paid in cash or by the issuance of additional shares of Class A Preferred Stock.

         The Class A Preferred Stock issued to AJG upon the conversion of the Note was issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided in Section 4(2) thereof. The Company based such reliance upon factual representations made to the Company by AJG as to its investment intent and sophistication, among other things.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on March 13, 2002 (the "Annual Meeting"). Eight directors, Benjamin C. Bishop, Jr., Dr. Arnold A. Heggestad, David R. Long, Morgan Q. Payne, Mark P. Strauch, Forrest Travis, Mark F. Travis and Alexander P. Zechella, were elected at the Annual Meeting to serve until the 2003 Annual Meeting of Stockholders and until their successors are elected and qualified. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mr. Bishop. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mr. Heggestad. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mr. Long. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mr. Payne. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mr. Strauch. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Forrest Travis. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mark F. Travis. 2,552,190 votes were cast "for", no shares were withheld and 997,993 shares were broker non-votes in connection with the election of Mr. Zechella.

         The stockholders also voted at the Annual Meeting to amend and restate the Company's Certificate of Incorporation to increase the number of authorized shares of common stock thereunder, to authorize preferred stock of the Company and to provide for the Class A Preferred Stock. 2,552,190 votes were cast "for", no votes were cast "against", no shares abstained from voting on and 997,993 shares were broker non-votes in connection with the proposal to amend and restate the Company's Certificate of Incorporation.

         The stockholders also voted at the Annual Meeting to increase the number of shares of the Company's common stock available for issuance under the Company's Incentive Stock Option Plan from 100,000 to 650,000 shares. 2,552,190 votes were cast "for", no votes were cast "against", no shares abstained from voting on and 997,993 shares were broker non-votes in connection with the proposal to increase the number of shares of the Company's common stock available for issuance under the Company's Incentive Stock Option Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         On January 15, 2002, the Company filed a Current Report on Form 8-K dated December 31, 2001 reporting the acquisition of all of the outstanding capital stock of ICC Investment Advisors, Inc. An amendment to such Current Report was filed on March 18, 2002 to amend
         Item 7 of such Current Report and to attach the financial statements required by Item 7 of Form 8-K.

         On January 24, 2002, ICAP filed a Current Report on Form 8-K dated January 15, 2002 incorporating by reference a news release issued by the Company regarding the contract with the Federal Deposit Insurance Corporation ("FDIC") to manage the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC is acting as receiver.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           INTREPID CAPITAL CORPORATION


                           By   /s/  Forrest Travis
                             --------------------------------------------------
                             Forrest Travis, President and
                             Chief Executive Officer

                           Dated:  May 13, 2002


                           By   /s/  Michael J. Wallace
                              -------------------------------------------------
                              Michael J. Wallace, Chief
                              Financial Officer

                           Dated:  May 13, 2002