Form 10QSB
period 2002-06-30
INTREPID CAPITAL CORP
filed 2002-08-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


         As of July 31, 2002, there were 3,350,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.


        Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002


                         PART I - FINANCIAL INFORMATION



ITEM 1            FINANCIAL STATEMENTS

         Consolidated Balance Sheets of Intrepid Capital Corporation and
         Subsidiaries as of June 30, 2002 and December 31, 2001..................................           3

         Consolidated Statements of Operations of Intrepid Capital Corporation
         and Subsidiaries for the Three and Six Month Periods Ended June 30, 2002 and 2001.......           4

         Consolidated Statements of Cash Flows of Intrepid Capital Corporation
         and Subsidiaries for the Six Month Periods Ended June 30, 2002 and 2001.................           5

         Notes to Consolidated Financial Statements..............................................        6-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Critical Accounting Policies and Estimates..................................................          11

     Acquisitions................................................................................       11-12

     Discontinued Operations.....................................................................          12

     Liquidity and Capital Resources.............................................................       12-13

     Results of Operations.......................................................................       13-16


                           PART II - OTHER INFORMATION

ITEM 1                LEGAL PROCEEDINGS..........................................................         16

ITEM 2                CHANGES IN SECURITIES AND USE OF PROCEEDS..................................         16

ITEM 3                DEFAULTS UPON SENIOR SECURITIES............................................         16

ITEM 4                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................         16

ITEM 5                OTHER INFORMATION..........................................................         16

ITEM 6                EXHIBITS AND REPORTS ON FORM 8-K...........................................         16
SIGNATURES.......................................................................................         17

ITEM 1.   FINANCIAL INFORMATION



                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002



          ASSETS                                                                2002                2001
                                                                             ------------         ----------
Current assets:
    Cash and cash equivalents                                                $  1,479,525            641,577
    Investments, at fair value                                                     94,139             81,935
    Accounts receivable                                                         2,933,083            130,504
    Prepaid and other assets                                                      436,402            164,859
                                                                             ------------         ----------
          Total current assets                                                  4,943,149          1,018,875

Notes receivable                                                                  323,919            323,919
Equipment and leasehold improvements, net of accumulated
    depreciation of $285,320 in 2002 and $218,174 in 2001                         437,735            360,348
Other assets                                                                       16,039                 --
Intangible assets, less accumulated amortization of $51,692
    in 2002 and $7,131 in 2001                                                  4,445,452          4,490,013
                                                                             ------------         ----------
          Total assets                                                       $ 10,166,294          6,193,155
                                                                             ============         ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $    714,988            209,984
    Accrued expenses                                                            1,137,844            651,865
    Current portion of notes payable                                            1,600,000          3,725,000
    Taxes payable                                                                 277,659                 --
    Other                                                                         156,185            196,380
                                                                             ------------         ----------
          Total current liabilities                                             3,886,676          4,783,229

Pension plan obligation                                                           213,908            214,989
Notes payable, less current portion                                               100,000            100,000
                                                                             ------------         ----------
          Total liabilities                                                     4,200,584          5,098,218
                                                                             ------------         ----------

Stockholders' equity:
    Preferred stock, Class A, $.01 par value.  Authorized 5,000,000
        shares; issued 1,166,666 shares at June 30, 2002                        3,500,000                 --
    Common stock, $.01 par value.  Authorized 15,000,000 shares;
       issued 3,350,183 shares at June 30, 2002 and December 31, 2001              33,502             33,502
    Treasury stock, at cost - 1,000 shares                                         (3,669)            (3,669)
    Additional paid-in capital                                                  3,570,769          3,616,915
    Accumulated deficit                                                        (1,134,892)        (2,551,811)
                                                                             ------------         ----------
          Total stockholders' equity                                            5,965,710          1,094,937
                                                                             ------------         ----------
                                                                             $ 10,166,294          6,193,155
                                                                             ============         ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

            Three and Six month periods ended June 30, 2002 and 2001

                                   (unaudited)

                                                                            THREE MONTHS                  SIX MONTHS
                                                                             ENDED JUNE 30                ENDED JUNE 30
                                                                           2002          2001           2002        2001
                                                                        ----------    ----------     ---------    ----------
Revenues:
     Asset management fees                                              $  810,282       184,206     1,643,761       403,899
     Investment banking revenues                                         4,175,699       164,759     7,230,005       266,648
     Commissions                                                           248,201       340,470       575,930       694,155
     Other                                                                  83,176        34,330       131,800        60,268
                                                                        ----------    ----------     ---------    ----------
           Total revenues                                                5,317,358       723,765     9,581,496     1,424,970
                                                                        ----------    ----------     ---------    ----------

Expenses:
     Salaries and employee benefits                                      2,769,134       557,914     4,743,960     1,170,072
     Brokerage and clearing                                                 48,932        64,727       111,454       135,022
     Advertising and marketing                                             194,766        49,206       315,303        86,588
     Professional and regulatory fees                                    1,028,611        79,823     1,465,828       132,382
     Occupancy and maintenance                                             169,169        89,782       312,352       181,278
     Depreciation and amortization                                          58,952        21,760       113,190        43,409
     Interest expense                                                       36,630        17,353        87,925        35,704
     Other                                                                 176,480        66,234       313,944       136,616
                                                                        ----------    ----------     ---------    ----------
           Total expenses                                                4,482,674       946,799     7,463,956     1,921,071
                                                                        ----------    ----------     ---------    ----------

        Income (loss) from continuing operations before income taxes       834,684      (223,034)    2,117,540      (496,101)

Income tax expense                                                         335,025            --       700,620            --
                                                                        ----------    ----------     ---------    ----------

        Income (loss) from continuing operations                           499,659      (223,034)    1,416,920      (496,101)

Discontinued operations - income (loss) from discontinued operations            --        31,445            --       (33,108)
                                                                        ----------    ----------     ---------    ----------

        Net income (loss)                                                  499,659      (191,589)    1,416,920      (529,209)
                                                                        ----------    ----------     ---------    ----------

Dividends on preferred stock                                                46,147            --        46,147            --
                                                                        ----------    ----------     ---------    ----------

        Net income (loss) available to common stockholders              $  453,512      (191,589)    1,370,773      (529,209)
                                                                        ==========    ==========     =========    ==========

Income (loss) per common share - Basic:
     Income (loss) from continuing operations                           $     0.14         (0.10)         0.41         (0.21)
     Discontinued operations                                                    --          0.02            --         (0.02)
                                                                        ----------    ----------     ---------    ----------

     Net income (loss) available to common stockholders per share       $     0.14         (0.08)         0.41         (0.23)
                                                                        ==========    ==========     =========    ==========

Income (loss) per common share - Diluted:
     Income (loss) from continuing operations                           $     0.11         (0.10)         0.31         (0.21)
     Discontinued operations                                                    --          0.02            --         (0.02)
                                                                        ----------    ----------     ---------    ----------

     Net income (loss) available to common stockholders per share       $     0.11         (0.08)         0.31         (0.23)
                                                                        ==========    ==========     =========    ==========

Basic weighted average shares outstanding                                3,349,183     2,339,944     3,349,183     2,329,528
                                                                        ==========    ==========     =========    ==========

Diluted weighted average shares outstanding                              4,661,975     2,339,944     4,668,665     2,329,528
                                                                        ==========    ==========     =========    ==========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2002 and 2001

                                   (unaudited)


                                                                              2002               2001
                                                                           -----------           --------
Cash flows from operating activities:
    Net income (loss)                                                      $ 1,416,920           (529,209)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                           113,190             88,671
       (Purchases) sales of investments, net                                    (3,880)             7,055
       Net trading profits                                                      (8,324)            (4,318)
       Change in assets and liabilities:
          Accounts receivable                                               (2,802,579)            11,262
          Prepaid and other assets                                            (287,582)           175,737
          Accounts payable and accrued expenses                                990,983            (89,851)
          Taxes payable                                                        277,659                 --
          Pension obligation                                                    (1,081)                --
          Other liabilities                                                    (86,342)           (54,064)
          Discontinued operations - working capital changes                         --             62,757
                                                                           -----------           --------
             Net cash used in operating activities                            (391,036)          (331,960)
                                                                           -----------           --------

Cash used in investing activities -
    purchase of equipment                                                     (146,016)            (5,491)
                                                                           -----------           --------

Cash flows from financing activities:
    Proceeds from notes payable                                              1,500,000                 --
    Principal payments on notes payable                                       (125,000)          (169,444)
    Advances from shareholder                                                       --            262,110
                                                                           -----------           --------
             Net cash provided by financing activities                       1,375,000             92,666
                                                                           -----------           --------

             Net increase (decrease) in cash and cash equivalents              837,948           (244,785)

Cash and cash equivalents at beginning of period                               641,577            419,616
                                                                           -----------           --------

Cash and cash equivalents at end of period                                 $ 1,479,525            174,831
                                                                           ===========           ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $    72,865             29,159
                                                                           ===========           ========
    Cash paid during the period for income taxes                           $   439,000                 --
                                                                           ===========           ========

Supplemental disclosure of non-cash transactions:
    Preferred stock issued to AJG upon conversion of AJG Note              $ 3,500,000                 --
                                                                           ===========           ========
    Preferred stock dividends accrued but not paid                         $    46,147                 --
                                                                           ===========           ========

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OPERATIONS

       (A)    ORGANIZATION AND BASIS OF PRESENTATION

         Intrepid Capital Corporation (the "Company"), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its two wholly-owned subsidiaries: Intrepid Capital Management, Inc. ("ICM") and Allen C. Ewing & Co. ("Ewing").

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

         In a transaction effective December 31, 2001, the Company acquired all of the outstanding stock of ICC Investment Advisors, Inc., the operations of which were conducted through its wholly-owned subsidiary, The Investment Counsel Company ("ICC"). Subsequent to the acquisition, ICC was merged with and into ICM.

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

         The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 1, 2002. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

      (B)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries: ICM, Ewing and Enviroq. Results of operations of acquired companies are included from the date of acquisition forward in accordance with purchase accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

       (C)    INTANGIBLE ASSETS

              Intangible assets consists of goodwill and separately identifiable intangible assets.

              Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets acquired in purchase acquisitions. Goodwill has historically been amortized over the period estimated to benefit from the acquired assets, which was 15 years. The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") effective July 1, 2001 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") effective January 1, 2002. Accordingly, goodwill is no longer amortized effective January 1, 2002.

              Identifiable intangible assets acquired in purchase acquisitions are separately identified in accordance with FAS 141. Management has preliminarily assessed identifiable intangible assets to have finite lives of 10 years. Identifiable intangible assets are amortized using accelerated methods over the estimated useful lives of the identifiable intangible assets.

              Management assesses the recoverability of goodwill and identifiable intangible assets whenever events or circumstances indicate they may be impaired. Additionally, with the adoption of FAS 142, goodwill will be tested for impairment at least annually.

       (D)    EARNINGS PER SHARE

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted earnings per share for the three and six month periods ended June 30, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock have been exercised using the treasury stock method.

       (E)    COMPREHENSIVE INCOME

              No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and six month periods ended June 30, 2002 and 2001.

                 INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002


(2)    ACQUISITIONS

       On March 27, 2002, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. The consummation of the acquisition is subject to the satisfaction of certain conditions, including customary regulatory approvals and the willingness of First Bank of Jacksonville and its majority shareholder to extend the date after which they may terminate the merger agreement, which is currently September 1, 2002.

       The following unaudited pro forma financial information presents the consolidated results of operations as if the purchase of ICC had occurred on January 1, 2001. Pro forma total revenues would have been $2,428,293 for the six months ended June 30, 2001. Pro forma net loss would have been $689,146 for the six months ended June 30, 2001. Pro forma basic and diluted net loss per share would have been $0.21 for the six months ended June 30, 2001.

(3)    RELATED PARTY TRANSACTIONS

       The Company performs certain asset management functions for Intrepid Capital, L.P and during the six months ended June 30, 2002 and 2001, received $34,313 and $21,012, respectively, for such services.

(4)    INTANGIBLE ASSETS

       The Company has preliminarily determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC. Such assets have been allocated to the asset management segment. The Company continues to assess its allocation of the ICC purchase price with regard to identifiable intangible assets and expects to complete the final allocation during the third quarter of 2002. At June 30, 2002, identifiable intangible assets preliminarily amounted to $891,224, net of accumulated amortization of $44,561. Amortization expense was $44,561 for the six months ended June 30, 2002 and the Company estimates the annual aggregate amortization expense for this and succeeding years to be approximately: 2002, $111,000; 2003, $114,000; 2004, $97,000; 2005,
       $82,000; 2006, and $70,000; 2007, $59,000.

       There were no changes in the carrying amount of goodwill during the six months ended June 30, 2002. Goodwill for each of the reportable segments is summarized as follows as of June 30, 2002:

                      Asset management segment              $   3,564,898
                      Broker-dealer services segment               33,891
                                                            -------------
                                                            $   3,598,789
                                                            =============

       Prior to the Company's adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net income (loss) to exclude goodwill amortization expense recognized for the three and six month periods ended June 30, 2002 and 2001:

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002


                                                     THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                        2002            2001               2002            2001
                                                    --------------  --------------     --------------  --------------
Reported net income (loss)                        $       499,659        (191,589)         1,416,920        (529,209)
Add back goodwill amortization                                  -          18,583                  -          37,166
                                                    --------------  --------------     --------------  --------------
Adjusted net income (loss)                        $       499,659        (173,006)         1,416,920        (492,043)
                                                    ==============  ==============     ==============  ==============

Basic net income (loss) per share
    Reported net income (loss) per share          $          0.14           (0.08)              0.41           (0.23)
    Add back goodwill amortization                              -            0.01                  -            0.02
                                                    --------------  --------------     --------------  --------------
    Adjusted basic net income (loss) per share    $          0.14           (0.07)              0.41           (0.21)
                                                    ==============  ==============     ==============  ==============

Diluted net income (loss) per share
    Reported net income (loss) per share          $          0.11           (0.08)              0.31           (0.23)
    Add back goodwill amortization                              -            0.01                  -            0.02
                                                    --------------  --------------     --------------  --------------
    Adjusted diluted net income (loss) per share  $          0.11           (0.07)              0.31           (0.21)
                                                    ==============  ==============     ==============  ==============



 (5)   NOTES PAYABLE

       The notes payable at June 30, 2002 and December 31, 2001 consist of the following:

                                                                                             2002             2001
                                                                                        -------------     -------------
         Note payable to bank, principal due on or before August 31, 2002,
              interest at LIBOR plus 2.50% (4.34% at June 30, 2002)                   $   1,500,000                --

         Note payable to AJG Financial Services, Inc., converted into
         shares of the Company's Convertible Class A Preferred Stock                             --         3,500,000

         Subordinated convertible promissory notes payable to
              former shareholders of Ewing                                                  200,000           200,000

         Note payable to First Florida Capital                                                   --            50,000

         Line of credit payable to a bank                                                        --            75,000
                                                                                        ------------      ------------
                                                                                          1,700,000         3,825,000

                  Less current portion                                                    1,600,000         3,725,000
                                                                                        ------------      ------------
                                                                                      $     100,000           100,000
                                                                                        ============      ============

       On March 29, 2002, the note payable to AJG Financial Services, Inc. ("AJG") was converted into 1,166,666 shares of the Company's Convertible Class A Preferred Stock. The Company's Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a par value of $0.01 and a stated value of $3.00 per share, and each share is convertible into one share of the Company's common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%. Dividends of $46,147 are accrued but not paid at June 30, 2002.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002


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

       The revenues and net income (loss) for each of the reportable segments are summarized as follows for the three and six month periods ended June 30, 2002 and 2001:


                                                  THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                                    2002              2001                 2002              2001
                                               ----------------  ----------------     ----------------  ----------------
Revenues:
    Asset management segment                   $       807,808           186,787            1,648,371           409,201
    Broker-dealer services segment                   4,459,370           519,985            7,875,799           998,155
    Corporate                                          534,582            50,614              601,728           224,308
    Intersegment revenues                             (484,402)          (33,621)            (544,402)         (206,694)
                                               ----------------  ----------------     ----------------  ----------------
                                               $     5,317,358           723,765            9,581,496         1,424,970
                                               ================  ================     ================  ================

Net income (loss) from continuing operations:
    Asset management segment                   $      (174,977)          (64,809)            (273,717)         (102,309)
    Broker-dealer services segment                   1,551,650            11,843            2,604,415           (47,076)
    Corporate                                         (877,014)         (187,968)            (913,778)         (382,515)
                                               ----------------  ----------------     ----------------  ----------------
                                               $       499,659          (240,934)           1,416,920          (531,900)
                                               ================  ================     ================  ================


       The total assets for each of the reportable segments are summarized as follows as of June 30, 2002 and December 31, 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.



                                                                               2002               2001
                                                                         ---------------     ---------------
                  Assets:
                      Asset management segment                         $     4,698,328           4,719,199
                      Broker-dealer services segment                         4,207,588             343,446
                      Other                                                  1,260,378           1,130,510
                                                                         --------------      --------------
                                                                       $    10,166,294           6,193,155
                                                                         ==============      ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies and Estimates

         The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

         The Company has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. The Company's identifiable intangible assets consist of investment management contracts and customer relationships. Management's allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates are based on management's assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates. These estimates are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

         In addition, the Company will periodically review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements. Such review will involve the Company's estimation of segment cash flows, future performance and other variables, which will require a significant amount of judgment by the Company's management.

Acquisitions

         On December 31, 2001, the Company acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. ICC, which was merged with and into ICM on June 30, 2002, is expected to significantly enhance the Company's asset management segment in many areas including improved distribution capabilities, increased asset management revenues, and increased efficiencies through economies of scale.

         On March 27, 2002, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. The consummation of the acquisition is subject to the satisfaction of certain conditions, including customary regulatory approvals and the willingness of First Bank of Jacksonville and its majority shareholder to extend the date after which they may terminate the merger agreement, which is currently September 1, 2002.

Discontinued Operations

         On October 30, 2001, the Company sold its ownership of Sprayroq, Inc., Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, Inc., and the Company has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of the Company to hold the interest bearing promissory notes received in connection with the sale. Revenues from Enviroq were $588,018 for the six months ended June 30, 2001. The loss from discontinued operations for Enviroq was $33,108 for the six months ended June 30, 2001.

Liquidity and Capital Resources

         The Company's current assets consist generally of cash, money market funds and accounts receivable. The Company has financed its operations with funds provided by stockholder capital, proceeds from notes payable, and the disposal of Sprayroq, Inc. The Company has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

         In connection with the acquisition of ICC, the Company financed the cash portion of the transaction through a loan from AJG, a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co., a publicly-traded Delaware corporation (NYSE: AJG), pursuant to the terms and conditions of an Investment Agreement, a Convertible Note Agreement, a Convertible Note, an Option Agreement, a Registration Rights Agreement and a Standstill Agreement, each dated as of December 31, 2001 between the Company and AJG (collectively, the "Loan Documents"). Pursuant to the Loan Documents and the exhibits thereto, among other things, AJG loaned the Company $3,500,000 to finance the cash portion of the transaction, as well as the costs and expenses associated with the acquisition and for the Company's working capital needs. In exchange, the Company issued a convertible promissory note in favor of AJG which was due on or before April 30, 2002, bore interest at 5% per annum, and could be converted on or prior to maturity into Class A Cumulative Convertible Pay-In-Kind Preferred Stock of the Company. On March 29, 2002, the loan was converted into 1,166,666 shares of the Company's Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

         The Company believes the acquisition of ICC and subsequent merger with and into ICM provides the Company a much broader distribution platform for asset management services, branding, and the ability to consolidate back-office asset management functions. The Company opened a new office in Charlotte, North Carolina and hired three investment services professionals to help broaden the Company's investment management and investment banking services and presence in the Southeast. The Company believes that its broker-dealer services segment will continue to generate high-margin investment banking revenues during the remainder of 2002 based on other existing contracts in place. The Company also believes that its new strategic partnership with AJG will provide additional capital for future strategic opportunities.

         The Company and the Federal Deposit Insurance Corporation ("FDIC") entered into an agreement to manage the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC is acting as receiver (the "FDIC contract") from January 2002 through June 2002. For the six months ended June 30, 2002, revenues earned from the FDIC contract were $7,060,282.

At June 30, 2002, receivables from the FDIC account for approximately 98% of the Company's accounts receivable.

         For the six months ended June 30, 2002, net cash used in operating activities was $391,036, primarily attributable to the Company's net income for the period offset by significant increases in accounts receivable as a result of the FDIC contract. Net cash used in investing activities was $146,016, which is due to the purchase of equipment. Net cash provided by financing activities was $1,375,000, which is primarily due to proceeds from notes payable.

         The Company, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At June 30, 2002, Ewing's regulatory net capital was $105,834, which is $41,213 in excess of its minimum net capital requirement of $64,621.

Results of Operations

         If the purchase of ICC had occurred on January 1, 2001, the consolidated results of operations would have reflected pro forma total revenues of $2,428,292 and pro forma net loss of $557,085 for the six months ended June 30, 2001.

         Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Total revenues were $5,317,358 for the three months ended June 30, 2001, compared to $723,765 for the three months ended June 30, 2001, representing a 634.7% increase.

         Asset management fees increased $626,076, or 339.9%, to $810,282. Asset management fees represent revenue earned by ICM and ICC for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $475.5 million at March 31, 2002, compared to $84.6 million at March 31, 2001. The increase in asset management fees for the three months ended June 30, 2002 relates primarily to the increase in AUM as a result of the acquisition of ICC in December 2001. AUM was $452.1 million at June 30, 2002, compared to $79.3 million at June 30, 2001. The net decrease in AUM during the three months ended June 30, 2002 is primarily attributable to the investment performance and market conditions during the period.

         Investment banking revenues increased $4,010,940, or 2,434.4%, to $4,175,699. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to the FDIC contract, which accounts for approximately 97% of total investment banking revenue for the period.

         Commissions decreased $92,269, or 27.1%, to $248,201. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the termination of several independent registered representatives during December 2001 and to volatile market conditions.

         Other income increased $48,846, or 142.3%, to $83,176. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to re-negotiated fee arrangements for investment-related recordkeeping services.

         Total expenses were $4,482,674 for the three months ended June 30, 2002, compared to $964,699 for the three months ended June 30, 2001, representing a 364.7% increase.

         Salaries and employee benefits increased $2,211,220, or 396.3%, to $2,769,134. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

         Brokerage and clearing expenses decreased $15,795, or 24.4%, to $48,932. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

         Advertising and marketing expenses increased $145,560, or 295.8%, to $194,766. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM's excellent investment performance.

         Professional and regulatory expenses increased $948,788, or 1,188.6%, to $1,028,611. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

         Occupancy and maintenance expenses increased $79,387, or 88.4%, to $169,169. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

         Interest expense increased $19,277, or 111.1%, to $36,630. The increase is primarily attributable to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

         Other expenses increased $110,246, or 166.4%, to $176,480. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

         Income tax expense was $335,025. The effective tax rate for the six months ended June 30, 2002 was 40.14%. The effective tax rate was higher than the statutory rate due to a decrease in deferred tax assets of $42,185.

         Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Total revenues were $9,581,496 for the six months ended June 30, 2001, compared to $1,424,970 for the six months ended June 30, 2001, representing a 572.4% increase.

         Asset management fees increased $1,239,862, or 307.0%, to $1,643,761. Asset management fees represent revenue earned by ICM and ICC for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $458.4 and $475.5 million at December 31, 2001 and March 31, 2002, respectively, compared to $105.3 and $84.6 million at December 31, 2000 and March 31, 2001, respectively. The increase in asset management fees for the six months ended June 30, 2002 relates primarily to the increase in AUM as a result of the acquisition of ICC in December 2001. AUM was $452.1 million at June 30, 2002, compared to $79.3 million at June 30, 2001.

         Investment banking revenues increased $6,963,357, or 2,611.4%, to $7,230,005. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to the FDIC contract, which accounts for approximately 98% of total investment banking revenue for the period.

         Commissions decreased $118,225, or 17.0%, to $575,930. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the termination of several independent registered representatives during December 2001 and to volatile market conditions.

         Other income increased $71,532, or 118.7%, to $131,800. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to re-negotiated fee arrangements for investment-related recordkeeping services.

         Total expenses were $7,463,956 for the six months ended June 30, 2002, compared to $1,956,870 for the six months ended June 30, 2001, representing a 281.4% increase.

         Salaries and employee benefits increased $3,573,888, or 305.4%, to $4,743,960. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

         Brokerage and clearing expenses decreased $23,568, or 17.5%, to $111,454. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

         Advertising and marketing expenses increased $228,715, or 264.1%, to $315,303. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM's excellent investment performance.

         Professional and regulatory expenses increased $1,333,446, or 1,007.3%, to $1,465,828. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

         Occupancy and maintenance expenses increased $131,074, or 72.3%, to $312,352. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

         Interest expense increased $52,221, or 146.3%, to $87,925. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company's Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

         Other expenses increased $177,328, or 129.8%, to $313,944. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

         Income tax expense was $700,620. Total tax expense was $841,095 and was adjusted by the change in valuation allowance of $140,475, which is primarily attributable to the Company's net operating loss carryforward. The effective tax rate for the six months ended June 30, 2002 was 33.09%. The effective tax rate was lower than the statutory rate due to a change in valuation allowance of $140,475.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

99.1     Certification of the Company's Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Company's Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

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

                                INTREPID CAPITAL CORPORATION


                                By  /s/ Forrest Travis
                                  ------------------------------------------
                                  Forrest Travis, President and
                                  Chief Executive Officer

                                Dated:  August 14, 2002


                                By  /s/ Michael J. Wallace
                                  ------------------------------------------
                                  Michael J. Wallace, Chief
                                  Financial Officer

                                  Dated:  August 14, 2002

                                  EXHIBIT INDEX


99.1     Certification of the Company's Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Company's Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.