Form 10QSB
period 2002-09-30
INTREPID CAPITAL CORP
filed 2002-11-14
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

      [X]   Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


      As of October 31, 2002, there were 3,350,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                        PART I -- FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

      Consolidated Balance Sheets of Intrepid Capital Corporation
      and Subsidiaries as of September 30, 2002 and December 31,
      2001 .............................................................   3

      Consolidated Statements of Operations of Intrepid Capital
      Corporation and Subsidiaries for the Three and Nine Month
      Periods Ended September 30, 2002 and 2001.........................   4

      Consolidated Statements of Cash Flows of Intrepid Capital
      Corporation and Subsidiaries for the Nine Month Periods Ended
      September 30, 2002 and 2001.......................................   5

      Notes to Consolidated Financial Statements .......................   6-10

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Critical Accounting Policies and Estimates........................   11

      Acquisitions .....................................................   12

      Discontinued Operations ..........................................   12

      Liquidity and Capital Resources ..................................   12-13

      Results of Operations ............................................   13-16

ITEM 3      CONTROLS AND PROCEDURES.....................................   16

                          PART II -- OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS ..........................................   17

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS ..................   17

ITEM 3      DEFAULTS UPON SENIOR SECURITIES.............................   17

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........   17

ITEM 5      OTHER INFORMATION ..........................................   17

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K ...........................   17

SIGNATURES AND CERTIFICATIONS ..........................................   18-20

ITEM 1.    FINANCIAL INFORMATION


                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                    September 30, 2002 and December 31, 2001

                                   (unaudited)

            ASSETS                                                                2002              2001
                                                                               -----------       -----------
Current assets:
      Cash and cash equivalents                                                $   597,553           641,577
      Investments, at fair value                                                    86,125            81,935
      Accounts receivable                                                          218,442           130,504
      Prepaid and other assets                                                     528,373           164,859
                                                                               -----------       -----------
            Total current assets                                                 1,430,493         1,018,875

Notes receivable                                                                   323,919           323,919
Equipment and leasehold improvements, net of accumulated
      depreciation of $321,626 in 2002 and $218,174 in 2001                        480,889           360,348
Intangible assets, less accumulated amortization of $85,112
      in 2002 and $7,131 in 2001                                                 4,412,032         4,490,013
                                                                               -----------       -----------
            Total assets                                                       $ 6,647,333         6,193,155
                                                                               ===========       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $   387,513           209,984
      Accrued expenses                                                             605,771           651,865
      Current portion of notes payable                                             100,000         3,725,000
      Other                                                                        108,752           196,380
                                                                               -----------       -----------
            Total current liabilities                                            1,202,036         4,783,229

Pension plan obligation                                                            213,367           214,989
Notes payable, less current portion                                                100,000           100,000
                                                                               -----------       -----------
            Total liabilities                                                    1,515,403         5,098,218
                                                                               -----------       -----------

Stockholders' equity:
      Preferred stock, Class A, $.01 par value.  Authorized 5,000,000 shares; issued 1,166,666 shares at September 30, 2002
         (aggregate liquidation preference $3,589,897)                           3,500,000                --
      Common stock, $.01 par value.  Authorized 15,000,000 shares; issued
        3,350,183 shares at September 30, 2002 and December 31, 2001                33,502            33,502
      Treasury stock, at cost -- 1,000 shares                                       (3,669)           (3,669)
      Additional paid-in capital                                                 3,527,018         3,616,915
      Accumulated deficit                                                       (1,924,921)       (2,551,811)
                                                                               -----------       -----------
            Total stockholders' equity                                           5,131,930         1,094,937
                                                                               -----------       -----------
                                                                               $ 6,647,333         6,193,155
                                                                               ===========       ===========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

         Three and Nine month periods ended September 30, 2002 and 2001

                                   (unaudited)

                                                                              THREE MONTHS                     NINE MONTHS
                                                                            ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                           2002            2001            2002           2001
                                                                        -----------     -----------     -----------    -----------
Revenues:
     Asset management fees                                              $   922,897         198,679       2,566,658        602,578
     Investment banking revenues                                            257,165          74,738       7,487,170        341,386
     Commissions                                                            214,343         331,354         790,273      1,025,509
     Other                                                                   32,771          15,211         164,571         75,479
                                                                        -----------     -----------     -----------    -----------
            Total revenues                                                1,427,176         619,982      11,008,672      2,044,952
                                                                        -----------     -----------     -----------    -----------

Expenses:
     Salaries and employee benefits                                       1,390,145         455,657       6,134,105      1,625,729
     Brokerage and clearing                                                  52,551          64,866         164,005        199,888
     Advertising and marketing                                              276,113          86,695         591,416        173,283
     Professional and regulatory fees                                       494,059          79,994       1,959,887        212,376
     Occupancy and maintenance                                              179,614          90,985         491,966        272,263
     Depreciation and amortization                                           78,145          21,759         191,335         65,169
     Interest expense                                                        18,623          16,632         106,548         52,334
     Other                                                                  174,100          61,383         488,044        197,999
                                                                        -----------     -----------     -----------    -----------
            Total expenses                                                2,663,350         877,971      10,127,306      2,799,041
                                                                        -----------     -----------     -----------    -----------

        Income (loss) from continuing operations before income taxes     (1,236,174)       (257,989)        881,366       (754,089)

Income tax expense (benefit)                                               (446,144)             --         254,476             --
                                                                        -----------     -----------     -----------    -----------

        Income (loss) from continuing operations                           (790,030)       (257,989)        626,890       (754,089)

Discontinued operations - loss from discontinued operations                      --        (311,898)             --       (345,007)
                                                                        -----------     -----------     -----------    -----------

        Net income (loss)                                                  (790,030)       (569,887)        626,890     (1,099,096)
                                                                        -----------     -----------     -----------    -----------

Dividends on preferred stock                                                 43,750              --          89,897             --
                                                                        -----------     -----------     -----------    -----------

        Net income (loss) available to common stockholders              $  (833,780)       (569,887)        536,993     (1,099,096)
                                                                        ===========     ===========     ===========    ===========

Income (loss) per common share - Basic:
     Income (loss) from continuing operations                           $     (0.25)          (0.11)           0.16          (0.32)
     Discontinued operations                                                     --           (0.13)             --          (0.15)
                                                                        -----------     -----------     -----------    -----------
     Net income (loss) available to common stockholders per share       $     (0.25)          (0.24)           0.16          (0.47)
                                                                        ===========     ===========     ===========    ===========

Income (loss) per common share - Diluted:
     Income (loss) from continuing operations                           $     (0.25)          (0.11)           0.16          (0.32)
     Discontinued operations                                                     --           (0.13)             --          (0.15)
                                                                        -----------     -----------     -----------    -----------
     Net income (loss) available to common stockholders per share       $     (0.25)          (0.24)           0.16          (0.47)
                                                                        ===========     ===========     ===========    ===========

Basic weighted average shares outstanding                                 3,349,183       2,350,246       3,349,183      2,336,510
                                                                        ===========     ===========     ===========    ===========

Diluted weighted average shares outstanding                               3,349,183       2,350,246       4,228,837      2,336,510
                                                                        ===========     ===========     ===========    ===========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2002 and 2001

                                   (unaudited)

                                                                             2002              2001
                                                                          -----------       -----------
Cash flows from operating activities:
  Net income (loss)                                                       $   536,993        (1,099,096)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                            191,335            65,169
     Loss on sale of discontinued operations                                       --           327,747
     Gain on disposal of assets                                                  (936)               --
     (Purchases) sales of investments, net                                     (3,880)            8,939
     Net trading profits                                                         (310)           (3,246)
     Change in assets and liabilities:
         Accounts receivable                                                  (87,938)           14,190
         Prepaid and other assets                                            (363,514)          200,265
         Accounts payable and accrued expenses                                131,435           192,360
         Pension obligation                                                    (1,622)               --
         Other liabilities                                                    (87,628)           10,822
         Discontinued operations - working capital changes                         --            10,720
                                                                          -----------       -----------
             Net cash provided by (used in) operating activities              313,935          (272,130)
                                                                          -----------       -----------

Cash flows from investing activities:
  Purchase of equipment                                                      (261,286)           (5,492)
  Sale of equipment                                                            28,327                --
                                                                          -----------       -----------
             Net cash used in investing activities                           (232,959)           (5,492)
                                                                          -----------       -----------

Cash flows from financing activities:
  Proceeds from notes payable                                               1,500,000                --
  Principal payments on notes payable                                      (1,625,000)         (211,111)
  Advances from shareholder                                                        --           287,110
                                                                          -----------       -----------
             Net cash (used in) provided by financing activities             (125,000)           75,999
                                                                          -----------       -----------

             Net decrease in cash and cash equivalents                        (44,024)         (201,623)

Cash and cash equivalents at beginning of period                              641,577           419,616
                                                                          -----------       -----------

Cash and cash equivalents at end of period                                $   597,553           217,993
                                                                          ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $    91,463            43,422
                                                                          ===========       ===========
  Cash paid during the period for income taxes                            $   439,000                --
                                                                          ===========       ===========

Supplemental disclosure of non-cash transactions:

  Preferred stock issued to AJG upon conversion of AJG Note               $ 3,500,000                --
                                                                          ===========       ===========
  Preferred stock dividends accrued but not paid                          $    89,897                --
                                                                          ===========       ===========


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002

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

            The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 1, 2002. Except as indicated herein, there have been no significant changes from the financial data published in the Company's Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002

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

            Identifiable intangible assets acquired in purchase acquisitions are separately identified in accordance with FAS 141. Management has assessed identifiable intangible assets to have finite lives of 10 years. Identifiable intangible assets are amortized using accelerated methods over the estimated useful lives of the identifiable intangible assets.

            Management assesses the recoverability of goodwill and identifiable intangible assets whenever events or circumstances indicate they may be impaired. Additionally, with the adoption of FAS 142, goodwill will be tested for impairment at least annually.

      (d)   EARNINGS PER SHARE

            Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted earnings per share for the nine month period ended September 30, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock have been exercised using the treasury stock method.

      (e)   COMPREHENSIVE INCOME

            No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and nine month periods ended September 30, 2002 and 2001.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002

(2)   ACQUISITIONS

      On March 27, 2002, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. During the third quarter of 2002, the Company mutually agreed with the shareholders of the First Bank of Jacksonville to terminate the definitive merger agreement.

      The following unaudited pro forma financial information presents the consolidated results of operations as if the purchase of ICC had occurred on January 1, 2001. Pro forma total revenues would have been $1,121,643 and $3,549,936 for the three and nine months ended September 30, 2001, respectively. Pro forma net loss would have been $660,995 and $1,350,141 for the three and nine months ended September 30, 2001, respectively. Pro forma basic and diluted net loss per share would have been $0.20 and $0.40 for the three and nine months ended September 30, 2001, respectively.

(3)   RELATED PARTY TRANSACTIONS

      The Company performs certain asset management functions for Intrepid Capital, L.P and during the nine months ended September 30, 2002 and 2001, received $46,122 and $32,248, respectively, for such services.

(4)   INTANGIBLE ASSETS

      The Company has completed its initial assessment of goodwill and identifiable intangible assets. The Company has determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC and have been allocated to the asset management segment. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the asset management segment. At September 30, 2002, identifiable intangible assets amounted to $891,224, net of accumulated amortization of $77,981. Amortization expense was $77,981 for the nine months ended September 30, 2002 and the Company estimates the annual aggregate amortization expense for this and succeeding years to be approximately: 2002, $111,000; 2003, $114,000; 2004, $97,000; 2005, $82,000; 2006, $70,000; and 2007, $59,000.

      There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2002. Goodwill for each of the reportable segments is summarized as follows as of September 30, 2002:

                  Asset management segment               $3,564,898
                  Investment banking services segment        33,891
                                                         ----------
                                                         $3,598,789
                                                         ==========

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002

      Prior to the Company's adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net income (loss) to exclude goodwill amortization expense recognized for the three and nine month periods ended September 30, 2002 and 2001:

                                                        THREE MONTHS ENDED SEPTEMBER 30       NINE MONTHS ENDED SEPTEMBER 30
                                                            2002               2001               2002              2001
                                                        ------------       ------------       ------------      ------------
Reported net income (loss)                              $   (790,030)          (569,887)           626,890        (1,099,096)
Add back goodwill amortization                                    --             18,584                 --            55,750
                                                        ------------       ------------       ------------      ------------
Adjusted net income (loss)                              $   (790,030)          (551,303)           626,890        (1,043,346)
                                                        ============       ============       ============      ============

Basic net income (loss) per share
      Reported net income (loss) per share              $      (0.25)             (0.24)              0.16             (0.47)
      Add back goodwill amortization                              --               0.01                 --              0.02
                                                        ------------       ------------       ------------      ------------
      Adjusted basic net income (loss) per share        $      (0.25)             (0.23)              0.16             (0.45)
                                                        ============       ============       ============      ============

Diluted net income (loss) per share
      Reported net income (loss) per share              $      (0.25)             (0.24)              0.13             (0.47)
      Add back goodwill amortization                              --               0.01                 --              0.02
                                                        ------------       ------------       ------------      ------------
      Adjusted diluted net income (loss) per share      $      (0.25)             (0.23)              0.13             (0.45)
                                                        ============       ============       ============      ============

(5)   NOTES PAYABLE

      The notes payable at September 30, 2002 and December 31, 2001 consist of the following:

                                                                             2002            2001
                                                                          ----------      ----------
        Note payable to AJG Financial Services, Inc., converted into
        shares of the Company's Convertible Class A Preferred Stock       $       --       3,500,000

        Subordinated convertible promissory notes payable to
             former shareholders of Ewing                                    200,000         200,000

        Note payable to First Florida Capital                                     --          50,000

        Line of credit payable to a bank                                          --          75,000
                                                                          ----------      ----------
                                                                             200,000       3,825,000

                 Less current portion                                        100,000       3,725,000
                                                                          ----------      ----------
                                                                          $  100,000         100,000
                                                                          ==========      ==========

      On March 29, 2002, the note payable to AJG Financial Services, Inc. ("AJG") was converted into 1,166,666 shares of the Company's Convertible Class A Preferred Stock. The Company's Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a par value of $0.01 and a stated value of $3.00 per share, and each share is convertible into one share of the Company's common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%. Dividends of $89,897 are accrued but not paid at September 30, 2002.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002

(6)   SEGMENTS

      During 2002 and 2001, the Company operated in two principal segments, asset management and investment banking services which includes brokerage revenues. The operations of Enviroq formerly constituted a separate operating segment which have been reclassified as discontinued operations. The Company assesses and measures operating performance based upon the net income (loss) derived from each of its operating segments, exclusive of the impact of corporate expenses.

      The revenues and net income (loss) for each of the reportable segments are summarized as follows for the three and nine month periods ended September 30, 2002 and 2001:

                                                         THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                                            2002                2001                2002                2001
                                                         -----------         -----------         -----------         -----------
    Revenues:
         Asset management segment                        $   917,736             197,796           2,566,107             607,155
         Investment banking services segment                 505,853             421,392           8,381,652           1,419,548
         Corporate                                            63,587              69,767             665,315             225,167
         Intersegment revenues                               (60,000)            (68,973)           (604,402)           (206,918)
                                                         -----------         -----------         -----------         -----------
                                                         $ 1,427,176             619,982          11,008,672           2,044,952
                                                         ===========         ===========         ===========         ===========

    Net income (loss) from continuing operations:
         Asset management segment                        $  (204,881)            (50,968)           (478,598)           (153,118)
         Investment banking services segment                (424,324)            (24,834)          2,180,091             (71,910)
         Corporate                                          (160,825)           (182,187)         (1,074,603)           (529,061)
                                                         -----------         -----------         -----------         -----------
                                                         $  (790,030)           (257,989)            626,890            (754,089)
                                                         ===========         ===========         ===========         ===========

      The total assets for each of the reportable segments are summarized as follows as of September 30, 2002 and December 31, 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                                  2002            2001
                                                               ----------      ----------
                  Assets:
                      Asset management segment                 $4,801,126       4,719,199
                      Investment banking services segment         621,794         343,446
                      Other                                     1,224,413       1,130,510
                                                               ----------      ----------
                                                               $6,647,333       6,193,155
                                                               ==========      ==========

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

      The Company has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. The Company's identifiable intangible assets consist of investment management contracts and customer relationships. Management's allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates require a significant degree of estimates based on management's assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates and are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

      The Company has completed its initial assessment of goodwill and identifiable intangible assets. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the asset management segment. In addition, the Company will periodically review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements and has set an annual impairment test date of December 31. Such review will involve the Company's estimation of segment cash flows, future performance and other variables, which will require a significant amount of judgment by the Company's management.

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

      On March 27, 2002, the Company entered into an agreement to acquire 100% of the common stock of First Bank of Jacksonville. During the third quarter of 2002, the Company mutually agreed with the shareholders of the First Bank of Jacksonville to terminate the definitive merger agreement.

Discontinued Operations

      On October 30, 2001, the Company sold its ownership of Sprayroq, Inc., Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, Inc., and the Company has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of the Company to hold the interest bearing promissory notes received in connection with the sale. Revenues from Enviroq were $1,054,714 for the nine months ended September 30, 2001. The loss from discontinued operations for Enviroq was $345,007 for the nine months ended September 30, 2001.

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

      The Company believes the acquisition of ICC and subsequent merger with and into ICM provides the Company a much broader distribution platform for asset management services, branding, and the ability to consolidate back-office asset management functions. The Company opened a new office in Charlotte, North Carolina and hired three investment services professionals to help broaden the Company's investment management and investment banking services and presence in the Southeast. The Company believes that its investment banking services segment will continue to generate high-margin investment banking revenues during the remainder of 2002 and into 2003 based on existing prospects and contracts in place.

      The Company and the Federal Deposit Insurance Corporation ("FDIC") entered into an agreement to manage the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC is acting as receiver (the "FDIC contract") from January 2002 through June 2002. For the nine months ended September 30, 2002, revenues earned from the FDIC contract were $7,178,581 which includes reimbursable pass-through costs occurring after the contract termination date. At September 30, 2002, receivables from the FDIC account for approximately 56% of the Company's accounts receivable.

      For the nine months ended September 30, 2002, net cash provided by operating activities was $313,935, primarily attributable to the Company's net income for the period. Net cash used in investing activities was $232,959, which is due to the purchase of equipment. Net cash used in financing activities was $125,000, which is primarily due to principal payments on notes payable.

      The Company, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At September 30, 2002, Ewing's regulatory net capital was $179,771, which is $129,771 in excess of its minimum net capital requirement of $50,000.

Results of Operations

      If the purchase of ICC had occurred on January 1, 2001, the consolidated results of operations would have reflected pro forma total revenues of $1,121,643 and $3,549,936 and pro forma net loss of $660,995 and $1,350,141 for the three and nine months ended September 30, 2001, respectively.

      The company experienced a loss from operations for the three months ended September 30, 2002. The loss is primarily attributable to the Company's focus on growing asset management fees in the investment management segment through the hiring of new sales professionals and an ongoing advertising and marketing campaign and to significantly decreased investment banking revenues during the period.

      The Company has invested and plans to continue to focus and invest in both the asset management and investment banking segments. ICM has several portfolio styles, ranked by independent sources, in the top percentile of all asset managers for both performance and risk control. The Company is investing in human capital through the hiring of six asset management sales professionals and four investment banking professionals and has sales promotion efforts, through advertising and marketing, aimed at branding and broadening the Company's investment management and investment banking market share and presence.

      Subsequent to September 30, 2002, ICM was selected by one of the nation's top securities firms as a top-tier asset manager for use by their more than 7,300 brokers in more than 700 offices throughout the world. In a further effort to focus on asset management and investment banking, the Company exited the retail brokerage operations in October 2002 through the termination of the six employees involved exclusively with the retail brokerage operations and is only maintaining the brokerage operations that aid the investment banking business.

      Although the Company is currently experiencing operational losses and is expected to during the fourth quarter of 2002 as a result of its investments, management projects the investments will justify the current expenses through significant increases in its asset management and investment banking revenues in 2003.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

      Total revenues were $1,427,176 for the three months ended September 30, 2002, compared to $619,982 for the three months ended September 30, 2001, representing a 130.2% increase.

      Asset management fees increased $724,218, or 364.5%, to $922,897. Asset management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management ("AUM"). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $452.1 million at June 30, 2002, compared to $79.3 million at June 30, 2001. The increase in asset management fees for the three months ended September 30, 2002 relates primarily to the increase in AUM as a result of the acquisition of ICC in December 2001. AUM was $458.2 million at September 30, 2002, compared to $74.1 million at September 30, 2001.

      Investment banking revenues increased $182,427, or 244.1%, to $257,165. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to the FDIC contract, which accounts for approximately 46% of total investment banking revenue for the period.

      Commissions decreased $117,011, or 35.3%, to $214,343. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the termination of several independent registered representatives during December 2001 and to volatile market conditions.

      Other income increased $17,560, or 115.4%, to $32,771. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to re-negotiated fee arrangements for investment-related recordkeeping services.

      Total expenses were $2,663,350 for the three months ended September 30, 2002, compared to $877,971 for the three months ended September 30, 2001, representing a 203.4% increase.

      Salaries and employee benefits increased $934,488, or 205.1%, to $1,390,145. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to the acquisition of ICC employees and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

      Brokerage and clearing expenses decreased $12,315, or 19.0%, to $52,551. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

      Advertising and marketing expenses increased $189,418, or 218.5%, to $276,113. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM's top-tier investment performance.

      Professional and regulatory expenses increased $414,065, or 517.6%, to $494,059. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

      Occupancy and maintenance expenses increased $88,629, or 97.4%, to $179,614. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

      Interest expense increased $1,991, or 12.0%, to $18,623. The increase is primarily attributable to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

      Other expenses increased $112,717, or 183.6%, to $174,100. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

      Income tax benefit was $446,144 and is primarily attributable to the Company's operating loss for the period. The effective tax rate for the three months ended September 30, 2002 was 36.1%.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

      Total revenues were $11,008,672 for the nine months ended September 30, 2002, compared to $2,044,952 for the nine months ended September 30, 2001, representing a 438.3% increase.

      Asset management fees increased $1,964,080, or 325.9%, to $2,566,658. Asset management fees represent revenue earned by ICM and ICC for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $458.4, $475.5 and $452.1 million at December 31, 2001, March 31, 2002 and June 30, 2002, respectively, compared to $105.3, $84.6 and $79.3 million at December 31, 2000, March 31, 2001 and June 30, 2001, respectively. The increase in asset management fees for the nine months ended September 30, 2002 relates primarily to the increase in AUM as a result of the acquisition of ICC in December 2001. AUM was $458.2 million at September 30, 2002, compared to $74.1 million at September 30, 2001.

      Investment banking revenues increased $7,145,784, or 2,093.2%, to $7,487,170. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to the FDIC contract, which accounts for approximately 96% of total investment banking revenue for the period.

      Commissions decreased $235,236, or 22.9%, to $790,273. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the termination of several independent registered representatives during December 2001 and to volatile market conditions.

      Other income increased $89,092, or 118.0%, to $164,571. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to re-negotiated fee arrangements for investment-related recordkeeping services.

      Total expenses were $10,127,306 for the nine months ended September 30, 2002, compared to $2,799,041 for the nine months ended September 30, 2001, representing a 261.8% increase.

      Salaries and employee benefits increased $4,508,376, or 277.3%, to $6,134,105. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

      Brokerage and clearing expenses decreased $35,883, or 18.0%, to $164,005. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

      Advertising and marketing expenses increased $418,133, or 241.3%, to $591,416. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM's top-tier investment performance.

      Professional and regulatory expenses increased $1,747,511, or 822.8%, to $1,959,887. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

      Occupancy and maintenance expenses increased $219,703, or 80.7%, to $491,966. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

      Interest expense increased $54,214, or 103.6%, to $106,548. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company's Class A Cumulative Convertible Pay-In-Kind Preferred Stock and to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

      Other expenses increased $290,045, or 146.5%, to $488,044. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company's new office located in Charlotte, North Carolina.

      Income tax expense was $254,476. Total tax expense was $394,951 and was adjusted by the change in valuation allowance of $140,475, which is primarily attributable to the Company's net operating loss carryforward. The effective tax rate for the nine months ended September 30, 2002 was 28.9%. The effective tax rate was lower than the statutory rate due to a change in valuation allowance of $140,475.

ITEM 3.     CONTROLS AND PROCEDURES

      Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Chief Executive Officer and the Chief Financial Officer of the Company have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II -- OTHER INFORMATION


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

      The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

                          SIGNATURES AND CERTIFICATIONS

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTREPID CAPITAL CORPORATION


                                         By       /s/ Forrest Travis
                                           -------------------------------------
                                             Forrest Travis, President and
                                             Chief Executive Officer

                                         Dated:  November 14, 2002


                                         By       /s/ Michael J. Wallace
                                           -------------------------------------
                                             Michael J. Wallace, Chief
                                             Financial Officer

                                         Dated:  November 14, 2002



I, Forrest Travis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intrepid Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                                  /s/ Forrest Travis
                                         ---------------------------------------
                                         Forrest Travis,
                                         President and Chief Executive Officer



I, Michael Wallace, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Intrepid Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                                  /s/ Michael J. Wallace
                                         ---------------------------------------
                                         Michael J. Wallace,
                                         Chief Financial Officer

                                  EXHIBIT INDEX

99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.