Form 10KSB
period 2002-12-31
INTREPID CAPITAL CORP
filed 2003-03-31
CIK 1072888

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                 YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $12,200,508.

         As of February 28, 2003, there were 3,400,183 shares of Common Stock outstanding and 1,000 shares of Common Stock issued and held in treasury. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 28, 2003, as based on the average closing bid and ask prices, was approximately $1,243,821.

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

General

         Intrepid Capital Corporation ("ICAP"), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its wholly owned subsidiaries, Intrepid Capital Management ("ICM") and Allen C. Ewing & Co. ("Ewing").

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

         In a transaction effective December 31, 2001, ICAP acquired all of the outstanding stock of ICC Investment Advisors, Inc., a Florida corporation, the operations of which are conducted through its wholly-owned subsidiary, The Investment Counsel Company ("ICC"). Subsequent to the acquisition, ICC was merged with and into ICM.

         In a transaction effective October 30, 2001, ICAP discontinued its resinous material operations formerly conducted through Enviroq Corporation ("Enviroq") by selling all of the issued and outstanding capital stock of Sprayroq, Inc. ("Sprayroq"), Enviroq's 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of ICAP to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq.

         In the future, ICAP intends to continue to expand through the growth of its present subsidiaries and through the acquisition of additional firms that provide investment management and other financial services. Currently, the principal business of ICAP is the operation of its wholly owned subsidiaries, ICM and Ewing.

Investment Management

         ICM is a registered investment advisor under the Investment Advisors Act of 1940, as amended (the "Investment Advisors Act"), operating with clients throughout the United States. ICAP's investment management strategy is to capitalize on growth opportunities for investment management services in the institutional, for-profit corporate, non-profit corporate and private client markets. ICM manages assets across a diverse range of investment styles, asset classes and client types, with significant participation in both the debt and equity markets. ICM is responsible for developing and implementing its own investment philosophy. ICM seeks to grow by expanding the capabilities of its investment management services, increasing and focusing its marketing efforts and selectively expanding its distribution channels. As of December 31, 2002, ICM had $469.1 million of assets under management for its clients.

Factors Affecting Investment Managers.

         Revenues in the investment management industry are determined primarily by fees based on assets under management. Therefore, the principal determinant of growth in the industry is the growth of institutional assets under management. In management's judgment, the major factors which influence changes in institutional assets under management are: (a) changes in the market value of securities; (b) net cash flow into or out of existing accounts; (c) gains of new or losses of existing accounts by specific firms or segments of the industry; and (d) the introduction of new products by the industry or by particular firms. In general, assets under management of the industry have increased steadily as a result of these factors.

Investment Banking

         Ewing is a registered broker-dealer and a member of the NASD and the SIPC. Ewing provides full-service securities brokerage and investment banking, which primarily includes advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock.

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

Factors Affecting Investment Bankers

         Revenues in the securities industry are directly affected by general economic and market conditions, including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect Ewing's relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communication costs and occupancy expenses, remain relatively fixed.

         Investors are becoming more self-reliant and value conscious in the pursuit of their financial goals. Investors are increasingly willing to acquire the information about, and an understanding of, investment alternatives and have become increasingly sophisticated and knowledgeable about investing with easy access to a broad range of financial information.

ICAP Business Strategy

         ICAP intends to grow its business by leveraging its competitive investment management service strengths through ICM, including ICM's long-term performance record, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth and profitability, ICAP will continue to pursue its business strategy, the key elements of which include:

         Maintain Investment Management As Core Business

         ICAP's core business is investment management. Concentrating its professional and financial resources on providing high quality investment products and client service, ICAP hopes to further establish a respected reputation among its clients and in the investment community. ICAP believes that its continuing commitment to its core investment management business, together with its continued independence during a period of consolidation in the financial services industry, is attractive to potential clients and will also contribute to its ability to attract and retain highly qualified investment professionals.

         Broadening and Strengthening the ICAP Brand

         ICAP intends to strengthen its brand name identity by, among other things, increasing its marketing and advertising to provide a uniform image and has the capacity to create new products and services around the core ICAP brand to complement its existing product offerings.

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

         Capitalizing on Strategic Acquisitions and Alliances

         ICAP intends to selectively and opportunistically pursue acquisitions and alliances that will broaden its product offerings and add new sources of distribution. ICAP believes that it is well positioned, as a publicly traded company, to pursue strategic acquisitions and alliances with firms providing investment management and other financial services.

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

Supervision and Regulation

         ICAP

         ICAP is incorporated under, and required to be in compliance with, the laws of the State of Delaware. ICAP is also subject to the reporting requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 as well as to applicable regulation and supervision by the SEC. Because ICAP is not engaged in the rendering of investment advisory services, its activities as a holding company will not result in ICAP being deemed an "investment advisor", as such term is defined in the Investment Advisors Act and various state advisors acts. ICAP, therefore, is not required to be registered under the Investment Advisors Act or any state advisors acts. However, because Ewing is subject to the Uniform Net Capital Rule (as defined below), ICAP is also subject to the requirements of such rule.

         ICAP believes that it, including all subsidiaries, is currently in compliance with all state and federal regulations, and its most recent regulatory audit met all applicable regulatory requirements. ICAP also has in place an ongoing internal compliance program supported by regulators, external consultants, accountants and attorneys.

         ICM

         ICM is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Because ICM is engaged in the business of providing investment advisory services to a number of clients, ICM is registered under the Investment Advisors Act and under applicable state investment advisors acts. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by ICM. ICM is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and to U.S. Department of Labor regulations promulgated thereunder, insofar as it is a "fiduciary" under ERISA with respect to its respective clients.

         The laws and regulations applicable to ICM and its operations generally grant supervisory agencies and other regulatory bodies' broad administrative powers, including the power to limit or restrict ICM from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on engaging in business for specified periods of time, revocation of registration as an investment advisor, censures and fines.

         Ewing

         Ewing is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Ewing is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act") and, where applicable, under various state securities laws, and is further regulated by the rules of the NASD. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by Ewing.

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

         Ewing falls within the provisions of Rule 15c3-l(a)(2)(iv) of the Exchange Act. Ewing is subject to the minimum net capital requirements applicable to brokers or dealers that introduce customer accounts and receive securities, which requires that Ewing maintain minimum net capital, as defined, of not less than $100,000 at December 31, 2002. Ewing is not subject to Rule 15c3-3 of the Exchange Act, which regulates a broker-dealer's custody of customer securities, and claims exemption from the reserve requirement under Rule 15c3-3(k)(2)(ii) of the Exchange Act. Ewing maintains net capital in excess of that required by Rule 17a-11 of the Exchange Act which requires Ewing to give notice in the event that Ewing's net capital falls below certain levels.

Employees

         As of December 31, 2002, ICAP and its subsidiaries employed 44 full time persons. ICAP has no collective bargaining agreement with any of its employees and believes that its overall relations with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         ICAP and ICM maintain offices at 3652 South Third Street, Suite 200, Jacksonville Beach, Florida 32250, occupying approximately 5,600 square feet under a lease that expires in January 2010.

         ICM also maintains an office at 255 South Orange Avenue, Suite 900, Orlando, Florida 32801, occupying approximately 4,000 square feet under a lease that expires in August 2007.

         Ewing maintains an office at 50 North Laura Street, Suite 3625, Jacksonville, Florida 32202, occupying approximately 4,300 square feet under a lease that expires in January 2005.

         Ewing also maintains an office at 200 S. Tryon Street, Suite 700, Charlotte, North Carolina 28202, occupying approximately 3,700 square feet under a lease that expires in March 2007.

         All properties are in adequate condition for the purposes for which ICAP uses them.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to ICAP's knowledge, threatened against ICAP or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to ICAP's stockholders during the fourth quarter of fiscal year 2002.

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


Fiscal Year 2002       Low Bid        High Bid      Low Asked      High Asked
----------------       -------        --------      ---------      ----------

First Quarter           $3.00          $1.65          $1.10          $3.35
Second Quarter           1.80           2.50           1.90           3.00
Third Quarter            0.72           1.85           1.00           2.00
Fourth Quarter           0.50           1.50           0.75           1.65


Fiscal Year 2001       Low Bid        High Bid      Low Asked      High Asked
----------------       -------        --------      ---------      ----------

First Quarter           $2.50          $1.75         $1.38          $3.50
Second Quarter           1.10           1.55          1.40           1.80
Third Quarter            1.00           1.40          1.20           1.60
Fourth Quarter           1.00           1.35          1.50           1.68

         As of December 31, 2002, there were 3,400,183 shares of ICAP Common Stock outstanding, 1,000 shares held in treasury and 313 stockholders of record. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in "street name" for multiple stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

         The discussion and analysis of ICAP's financial condition and results of operations are based on ICAP's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally we evaluate these results on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

         ICAP has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. ICAP's identifiable intangible assets consist of investment management contracts and customer relationships. Management's allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates require a significant degree of estimates based on management's assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates and are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

         ICAP has completed its initial assessment of impairment for goodwill and identifiable intangible assets. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the investment management segment. In addition, ICAP will periodically review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements and has set an annual impairment test date for goodwill of December 31. Such review will involve ICAP's determination of reporting unit fair values through estimation of projected cash flows, discount rates, future performance and other variables, which will require a significant amount of judgment by ICAP's management.

Acquisitions

         On December 31, 2001, ICAP acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. ICC, which was merged with and into ICM on June 30, 2002, is expected to significantly enhance ICAP's investment management segment in many areas including improved distribution capabilities, increased investment management revenues, and increased efficiencies through economies of scale.

Discontinued Operations

         On October 30, 2001, ICAP sold its ownership of Sprayroq, Enviroq's 50% owned subsidiary. Enviroq's operations consisted solely of its investment in Sprayroq, and ICAP has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of the Company to hold the interest bearing promissory notes received in connection with the sale. A loss on sale of discontinued operations of $566,000, after tax, was recorded during the year ended December 31, 2001. Revenues from Enviroq were $1,230,402 for the year ended December 31, 2001. The loss from discontinued operations for Enviroq, including income tax expense, was $31,620 for the year ended December 31, 2001.

Liquidity and Capital Resources

         ICAP's current assets consist generally of cash, money market funds and taxes receivable. ICAP has financed its operations with funds provided by stockholder capital, proceeds from notes payable, and the disposal of Sprayroq, Inc. ICAP has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

         In connection with the acquisition of ICC, ICAP financed the cash portion of the transaction through a loan from AJG, a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co., a publicly-traded Delaware corporation (NYSE: AJG), pursuant to the terms and conditions of an Investment Agreement, a Convertible Note Agreement, a Convertible Note, an Option Agreement, a Registration Rights Agreement and a Standstill Agreement, each dated as of December 31, 2001 between ICAP and AJG (collectively, the "Loan Documents"). Pursuant to the Loan Documents and the exhibits thereto, among other things, AJG loaned ICAP $3,500,000 to finance the cash portion of the transaction, as well as the costs and expenses associated with the acquisition and for ICAP's working capital needs. In exchange, ICAP issued a convertible promissory note in favor of AJG which was due on or before April 30, 2002, bore interest at 5% per annum, and could be converted on or prior to maturity into Class A Cumulative Convertible Pay-In-Kind Preferred Stock of ICAP. On March 29, 2002, the loan was converted into 1,166,666 shares of ICAP's Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

         ICAP believes the acquisition of ICC and subsequent merger with and into ICM provides ICAP a much broader distribution platform for investment management services, branding, and the ability to consolidate back-office investment management functions. ICAP is currently seeking additional capital for future strategic opportunities through multiple sources. While management believes it will be able to meet its capital needs through several potential alternatives, there can be no assurances that such transactions will take place on terms favorable to ICAP, if at all. If adequate funds are not available or terms are not suitable, ICAP's growth strategy would be significantly limited and such limitation could have an effect on ICAP's business, results of operations and financial condition.

         From January 2002 through June 2002, ICAP managed, under a time specific contract, the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the Federal Deposit Insurance Corporation ("FDIC") was acting as receiver (the "FDIC contract"). For the year ended December 31, 2002, revenues earned from the FDIC contract were $7,204,196 which includes reimbursable pass-through costs occurring during and after the contract termination date.

         For 2002, the net cash used in operating activities of $366,329 was primarily attributable to an increase in prepaid and other assets. Net cash used in investing activities of $239,282 was primarily due to the purchase of equipment. Net cash provided by financing activities of $275,000 was attributable to the net proceeds from notes payable.

         ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the Exchange Act, the NASD and other regulatory authorities. At December 31, 2002, Ewing's regulatory net capital was $222,980, which is $122,980 in excess of its minimum net capital requirement of $100,000.

Results of Operations

         If the purchase of ICC had occurred on January 1, 2001, the consolidated results of operations for 2001 would have reflected pro forma total revenues of $5,284,348 and pro forma net loss of $1,511,516.

         ICAP has invested and plans to continue to focus and invest primarily in the investment management segment. ICM has several portfolio styles, ranked by independent sources, in the top percentile of all investment managers for both performance and risk control. ICAP is investing in human capital through the retention of portfolio management professionals, the hiring of six investment management sales professionals and has sales promotion efforts, through advertising and marketing, aimed at branding and broadening ICM's investment management market share and presence.

         During 2002, ICM was selected by one of the nation's top securities firms as a top-tier investment manager for use by their more than 7,300 brokers in more than 700 offices throughout the world. In a further effort to focus on investment management, ICAP exited the retail brokerage operations in October 2002 through the termination of the six employees involved exclusively with the retail brokerage operations and is only maintaining the brokerage operations that aid the investment banking business.

         Although ICAP is currently experiencing operational losses and is expected to during part of 2003 as a result of its investments, management projects the investments will justify the current expenses through significant increases in its investment management revenues in 2003.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

         Total revenues were $12,200,508 for the twelve months ended December 31, 2002, compared to $3,306,144 for the twelve months ended December 31, 2001, representing a 269.0% increase.

         Investment management fees increased $2,674,685, or 330.4%, to $3,484,115. Investment management fees represent revenue earned by ICM and ICC for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of AUM. Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $458.4, $475.5,
452.1 and $458.2 million at December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002, respectively, compared to $105.3, $84.6, $79.3 and $74.1 million at December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, respectively. The increase in investment management fees for the year ended December 31, 2002 relates primarily to the increase in AUM as a result of the acquisition of ICC in December 2001. AUM was $469.1 million at December 31, 2002, compared to $458.4 million at December 31, 2001.

         Investment banking revenues increased $6,584,467, or 662.6%, to $7,578,218. Investment banking revenues represent fees earned by Ewing for providing investment banking services to clients on corporate finance matters, including mergers and acquisitions and the issuance of capital stock to the public. Such revenues are dependent on the timing of services provided and are normally received upon consummation of the underlying transaction. The increase is primarily attributable to the FDIC contract, which accounts for approximately 95% of total investment banking revenue for the period.

         Commissions decreased $472,271, or 35.0%, to $878,024. Commissions represent revenue earned by Ewing from securities transactions conducted on behalf of customers, including sales of mutual fund shares and variable annuities. The decrease is primarily attributable to decreased transaction volume as a result of the Company exiting the retail brokerage operations in October 2002 through the termination of the six employees involved exclusively with the retail brokerage operations and to volatile market conditions.

         Other income increased $107,483, or 70.4%, to $260,151. The increase is primarily attributable to an increase in interest received from the higher average cash balances invested in money markets and to re-negotiated fee arrangements for investment-related recordkeeping services.

         Total expenses were $12,018,787 for the twelve months ended December 31, 2002, compared to $3,975,688 for the twelve months ended December 31, 2001, representing a 202.3% increase.

         Compensation and benefits increased $4,810,940, or 202.0%, to $7,192,389. Compensation and benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, which are non-recurring and totaled approximately $3.0 million, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to compensation and benefits associated with several newly hired regional ICM sales professionals.

         Brokerage and clearing expenses decreased $57,740, or 21.8%, to $207,571. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The decrease is primarily attributable to decreased transaction volume as a result of the Company exiting the retail brokerage operations in October 2002 through the termination of the six employees involved exclusively with the retail brokerage operations and to volatile market conditions.

         Advertising and marketing expenses increased $546,690, or 226.9%, to $787,677. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM's advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM's top-tier investment performance.

         Professional and regulatory expenses increased $1,842,422, or 636.8%, to $2,131,766. The increase is primarily attributable to the legal and other costs associated with the FDIC contract, which are non-recurring and totaled approximately $1.4 million.

         Occupancy and maintenance expenses increased $279,576, or 75.1%, to $652,076. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of a new office located in Charlotte, North Carolina which, subsequently, was closed in February 2003.

         Interest expense increased $53,485, or 86.8%, to $115,104. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company's Class A Cumulative Convertible Pay-In-Kind Preferred Stock and to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

         Other expenses increased $384,113, or 138.0%, to $662,525. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of a new office located in Charlotte, North Carolina which, subsequently, was closed in February 2003.

Expected Impact of Recently Announced Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. As of December 31, 2002, ICAP completed its initial annual impairment test for goodwill with no impairment being required.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. ICAP has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and ICAP has adopted FIN 46 as of that date. ICAP has a variable interest in Intrepid Capital, L.P., a private investment partnership in which ICAP serves as the general partner and from which ICAP receives investment management fees. ICAP's maximum exposure to loss as a result of its involvement with Intrepid Capital, L.P. is limited to its investment of $128,724 at December 31, 2002 and annual investment management fees which approximated $60,000 for the year ended December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of ICAP as of December 31, 2002 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-19 hereof.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Executive officers and directors of ICAP as of the date hereof are as follows:

NAME                          AGE      DIRECTOR SINCE          POSITION AND OFFICES WITH INTREPID
----                          ---      --------------          ----------------------------------

Robert B. Dunlap              60       February 2003           Director

Arnold A. Heggestad           59       August 1999             Director

David R. Long                 51       March 2002              Director

Amy A. Lord                   35       February 2003           Director

Fred J. Shockley              59       February 2003           Director

Mark P. Strauch               47       March 2002              Director

Mark F. Travis                41       September 1998          Executive Vice President and Director

Forrest Travis                64       September 1998          President, Chief Executive Officer and Director

Michael J. Wallace            29       February 2003           Chief Financial Officer, Secretary, Treasurer and
                                                               Director

         Robert B. Dunlap has served as a director of ICAP since February 2003. Mr. Dunlap currently serves as Vice President of Ewing. From 1991 to 1998, Mr. Dunlap was a Senior Vice President and Senior Credit Officer in the Special Assets Division of First Union National Bank in Jacksonville, Florida. Previously from 1987 to 1990, Mr. Dunlap was a Senior Vice President at Duval Federal Savings & Loan in Jacksonville, Florida. Mr. Dunlap received a Bachelor of Science degree with a major in Business Management in 1965 from Florida State University. Mr. Dunlap received an MBA degree in 1991 and a Masters of Accounting degree in 1995 from University of North Florida. Mr. Dunlap is a licensed CPA, a licensed Florida Real Estate Broker, and holds a Series 7 license.

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

         David R. Long has served as a director of ICAP since March 2002. Mr. Long is President of AJG Financial Services, Inc. ("AJG"), a Delaware corporation, and Vice President and Chief Investment Officer of Arthur J. Gallagher & Co. ("Gallagher"), a New York Stock Exchange listed, Delaware corporation that is the parent corporation of AJG. Prior to joining AJG in 1980, Mr. Long worked at the Harris Trust and Savings Bank in Chicago, Illinois. Mr. Long serves as a Director for Asset Alliance Corporation, Softwerc Technologies, Inc., and Franklin Capital Group. He is also Chairman of the Board of Directors of Chicago Equity Fund and Peachtree Franchise Finance, LLC. Mr. Long graduated from the University of Illinois with a Bachelor's of Business Administration Degree in Finance and received his Masters in Management from Northwestern University.

         Amy A. Lord has served as a director of ICAP since February 2003. Ms. Lord has been Vice President and Portfolio Manager of ICM since June 2002, where she manages equity and fixed income portfolios. Prior to the ICC merger with and into ICM in June 2002, Ms. Lord was a Managing Director of ICC in Orlando, Florida, which she joined in 1992. Ms. Lord is President of the Orlando Society of Financial Analysts, and a member of the Association for Investment Management and Research (AIMR). In 1995, Ms. Lord became a Chartered Financial Analyst. She earned a Bachelor's degree from the University of Florida and currently holds NASD Series 2, 63, and 65 licenses.

         Fred J. Shockley has served as a director of ICAP since February 2003. Mr. Shockley has been Executive Vice President and Senior Portfolio Manager of ICM since June 2002. From June 1995 until ICC's merger with ICM in June 2002, Mr. Shockley served as the President of ICC. Mr. Shockley also served as Chief Investment Officer of ICC from January 1989 to June 2002. From January 1985 to January 1989, Mr. Shockley served as Vice President and Portfolio Manager of ICC. Prior to joining ICC, Mr. Shockley served in various portfolio management roles at Nationwide Insurance Company for 17 years, the last four of which was as Director of Equities. Mr. Shockley received a Bachelor of Science degree in Chemistry from the University of Cincinnati in 1966 and a MBA from the Ohio State University in 1968. Mr. Shockley received his CFA charter in 1974 and currently holds NASD Series 2, 63 and 65 licenses.

         Mark P. Strauch has served as a director of ICAP since March 2002. Mr. Strauch has been the Executive Vice-President of AJG since 1996 and is Corporate Vice-President of Gallagher. Between 1989 and 2001, Mr. Strauch served as Corporate Treasurer, and prior to that was the Corporate Tax Manager of Gallagher, where he helped develop a tax advantaged investment portfolio unique to the industry. Prior to joining Gallagher as an investment and tax analyst in 1981, Mr. Strauch worked at the Harris Trust and Savings Bank in Chicago, Illinois. Mr. Strauch serves as a Director for Asset Alliance Corporation, US Energy Systems, Inc., Softwerc Technologies, Inc., Icor Brokerage, Orbis Online, Inc., and Peachtree Franchise Finance, LLC. Mr. Strauch holds a Bachelor's degree in Finance from the University of Illinois, a Masters in Management from Northwestern University and a Masters of Science in Taxation from De Paul University.

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

         Forrest Travis has been President and Chief Executive Officer of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been Executive Vice President of Ewing since August 1999. From June 1995 until the merger of Capital Research Corporation ("CRC") with and into Ewing in December 1999, Mr. Travis served as President of CRC. From its inception in January 1995, until December 1998, Mr. Travis was President of ICM. From December 1980 to January 1995, Mr. Travis was a Senior Vice President and a Director of the Consulting Group of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received a Bachelor of Engineering degree from The Georgia Institute of Technology and currently holds NASD Series 2, 3, 4, 7, 24, 27, 53, 63 and 65 licenses. Forrest Travis is the father of Mark F. Travis.

         Michael J. Wallace has served as a director of ICAP since February 2003. Mr. Wallace has been Chief Financial Officer of Intrepid since December 1998. Mr. Wallace also has been Treasurer of ICM since January 1998. From January 1998 until CRC's December 1999 merger with and into Ewing, Mr. Wallace served as Treasurer of CRC and has served as Treasurer of Ewing since December 1999. From March 1995 to March 1997, Mr. Wallace was employed by SunTrust Bank of North Florida in branch banking. From January 1993 to January 1995, Mr. Wallace served in the United States Navy. Mr. Wallace holds a Bachelor of Business Administration degree in Accounting from the University of North Florida and is licensed as a

CPA in the State of Florida.

Recent Changes to the Board

         On February 27, 2003, the stockholders of ICAP, acting by majority written consent in lieu of a special meeting under Section 228(e) of the General Corporation Law of the State of Delaware, removed Benjamin C. Bishop, Jr. and David W. Jackson from the Board of Directors of ICAP and appointed Fred
J. Shockley, Amy A. Lord, Michael J. Wallace and Robert B. Dunlap to serve on the Board of Directors of ICAP until their successors are duly elected and qualified.

ITEM 10. EXECUTIVE COMPENSATION

         The following table and notes present the cash and non-cash compensation paid or accrued during the fiscal years ended December 31, 2002, 2001 and 2000 to ICAP's Chief Executive Officer and to any other executive officer whose total cash compensation exceeded $100,000.

                                                                                      LONG TERM COMPENSATION
                                                                                ----------------------------------
                                             ANNUAL COMPENSATION                         AWARDS            PAYOUTS
                             -----------------------------------------------    -----------------------    -------
                                                                    OTHER       RESTRICTED                             ALL OTHER
     NAME AND                                                      ANNUAL          STOCK       OPTIONS/     LTIP        ANNUAL
PRINCIPAL POSITION           YEAR     SALARY          BONUS     COMPENSATION       AWARD         SAR       PAYOUTS    COMPENSATION
------------------           ----     ------        --------    ------------    ----------     --------    -------    ------------

Forrest Travis,              2002   $256,000(1)          --          --             --           --           --           --
   President and             2001   $205,100(1)          --          --             --           --           --           --
   Chief Executive Officer   2000   $221,767(1)          --          --             --           --           --           --

Mark F. Travis               2002   $205,500(1)     $50,000          --             --           --           --           --
   Executive Vice            2001   $195,100(1)          --          --             --           --           --           --
   President                 2000   $175,855(1)          --          --             --           --           --           --

---------
(1) This amount includes ICAP's matching contributions to its 401(k) plan for the benefit of Forrest Travis in the aggregate amount of $6,000, $5,100 and $5,100 and for the benefit of Mark F. Travis in the aggregate amount of $5,500, $5,100 and $5,100 for fiscal years 2002, 2001 and 2000, respectively.

Option/SAR Grants in Last Fiscal Year

         During the fiscal year ended December 31, 2002, no options or SAR's were granted to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

         No options or SARs were exercised during the fiscal year ended December 31, 2002 by ICAP's Chief Executive Officer or by any other executive officer whose total cash compensation exceeded $100,000.

Long Term Incentive Plan Awards in Last Fiscal Year

         During the fiscal year ended December 31, 2002, ICAP made no awards under any Long Term Incentive Plan to ICAP's Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table set forth below presents certain information regarding the beneficial ownership as of February 28, 2003 of (i) each stockholder known to ICAP to own more than 5% of the outstanding shares of any class of the ICAP's outstanding securities entitled to vote; (ii) directors of ICAP; (iii) executive officers of ICAP; and (iv) all executive officers and directors of ICAP as a group.

                                                               SHARES UNDER
                                                               EXERCISABLE
                                                                 OPTIONS            TOTAL SHARES
NAME AND ADDRESS                      SHARES OWNED(1)         AND WARRANTS(2)    BENEFICIALLY OWNED     PERCENTAGE OWNED
----------------                      ---------------         ---------------    ------------------     ----------------

AJG Financial Services, Inc.+ (3)           --                  1,832,877            1,832,877               35.0%
 The Gallagher Center
 Two Pierce Place
 Itasca Illinois 60143-3141

David M. Brock                            177,464                17,746               195,210                5.7%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Bryan A. Davis                            177,464                17,746               195,210                5.7%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Robert B. Dunlap+                           --                   240,000              240,000                6.6%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Arnold A. Heggestad+                      15,000                 32,500               47,500                 1.4%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

David W. Long+ (3)                          --                     --                   --                    --
 The Gallagher Center
 Two Pierce Place
 Itasca Illinois 60143-3141

Amy A. Lord+                              24,485                  2,449               26,934                   *
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Fred J. Shockley+                         407,601                40,760               448,361                13.0%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Mark P. Strauch+ (3)                        --                     --                   --                    --
 The Gallagher Center
 Two Pierce Place
 Itasca Illinois 60143-3141

A. Bronson Thayer                         203,231                20,323               223,554                6.5%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Forrest Travis+++                        1,297,837                 --                1,297,837               38.2%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Mark F. Travis+++                         416,353                  --                 416,353                12.2%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

Michael J. Wallace+++                     33,500                 12,500               46,000                 1.3%
 3652 South Third Street,
 Suite 200
 Jacksonville Beach, Florida 32250

All directors and executive
  officers as a group
  (10 persons)                           2,194,776              2,161,086            4,355,862               78.3%

+        Director of ICAP
++       Executive Officer of ICAP
*        Less than 1%

---------

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

(3) On December 31, 2001, AJG Financial Services, Inc. was issued an option to purchase that number of shares of the Common Stock which would equal 51% of the aggregate issued and outstanding Common Stock on a fully diluted basis, of which shares equaling 35.025% of the aggregate issued and outstanding Common Stock on a fully-diluted basis is currently vested, and the remainder of which vests at such time as AJG Financial Services, Inc. makes an additional $4.5 million investment in ICAP. The exercise price per share of Common Stock underlying the option is currently $3.00 per share of Common Stock. David W. Long and Mark P. Strauch represent AJG Financial Services, Inc. on the Board of Directors of the Company.

                      EQUITY COMPENSATION PLAN INFORMATION

         The table set forth below presents certain information regarding equity compensation plan information as of February 28, 2003 of ICAP.

                                       NUMBER OF
                                    SECURITIES TO BE
                                      ISSUED UPON        WEIGHTED AVERAGE    NUMBER OF SECURITIES
                                      EXERCISE OF        EXERCISE PRICE OF    REMAINING AVAILABLE
                                  OUTSTANDING OPTION,       OUTSTANDING       FOR FUTURE ISSUANCE
                                        WARRANTS         OPTION, WARRANTS        UNDER EQUITY
        PLAN CATEGORY                  AND RIGHTS            AND RIGHTS       COMPENSATION PLANS
------------------------------   ---------------------   ------------------   --------------------
Equity compensation plans
approved by equity holders (1)          302,500               $ 1.46                447,500

Equity compensation plans not
approved by equity holders              240,000               $ 2.04                  n/a

---------
(1) ICAP offers options to purchase shares of Common Stock to certain of its employees and directors under the Incentive Stock Option Plan of Intrepid Capital Corporation and the Non Employee Directors Incentive Stock Option Plan of Intrepid Capital Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are filed with this report on Form
         10-KSB:

         Independent Auditors' Report................................................................F-1

         Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of
         December 31, 2002 and 2001................................................................. F-2

         Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries
         for the Years Ended December 31, 2002 and 2001..............................................F-3

         Consolidated  Statements of Stockholders' Equity of Intrepid Capital Corporation and
         Subsidiaries for the Years Ended December 31, 2002 and 2001.................................F-4

         Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries
         for the Years Ended December 31, 2002 and 2001..............................................F-5

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

   3.1            Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB filed April 1, 2002).

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

   10.11          Non-Qualified Stock Option Agreement between Intrepid Capital Corporation and Robert B. Dunlap dated as of
                  January 21, 2003.

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

   99.1           Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

   99.2           Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

(c)      Reports on Form 8-K:

         No Current Reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls

         Based on their evaluation of ICAP's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Chief Executive Officer and the Chief Financial Officer of ICAP have concluded that such controls and procedures are effective. There were no significant changes in ICAP's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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


                                    INTREPID CAPITAL CORPORATION


                                    By  /s/ Forrest Travis
                                      -----------------------------------------
                                      Forrest Travis, President and
                                      Chief Executive Officer

                                    By  /s/ Michael J. Wallace
                                      -----------------------------------------
                                      Michael J. Wallace, Chief
                                      Financial Officer

                                    Dated:  March 28, 2003


I, Forrest Travis, certify that:

1. I have reviewed this annual report on Form 10-KSB of Intrepid Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                                    /s/ Forrest Travis
                                    -------------------------------------------
                                    Forrest Travis,
                                    President and Chief Executive Officer


I, Michael Wallace, certify that:

1. I have reviewed this annual report on Form 10-KSB of Intrepid Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                             /s/ Michael J. Wallace
                                             ----------------------------------
                                             Michael J. Wallace,
                                             Chief Financial Officer


                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS

         No annual report to security holders for the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material was sent to the stockholders of the registrant during the registrant's last fiscal year.

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

           SIGNATURE                                  TITLE                                       DATE
           ---------                                  -----                                       ----
/s/  Forrest Travis                  President, Chief Executive Officer and Director         March 28, 2003
----------------------------
Forrest Travis

/s/  Mark F. Travis                  Executive Vice President and Director                   March 28, 2003
----------------------------
Mark F. Travis

/s/  Michael J. Wallace              Chief Financial Officer, Secretary, Treasurer           March 28, 2003
----------------------------         and Director
Michael J. Wallace

/s/  Robert B. Dunlap                Director                                                March 28, 2003
----------------------------
Robert B. Dunlap

/s/  Arnold A. Heggestad             Director                                                March 28, 2003
----------------------------
Arnold A. Heggestad

/s/  David R. Long                   Director                                                March 28, 2003
----------------------------
David R. Long

/s/  Amy A. Lord                     Director                                                March 28, 2003
----------------------------
Amy A. Lord

/s/  Fred J. Shockley                Director                                                March 28, 2003
----------------------------
Fred J. Shockley

/s/  Mark P. Strauch                 Director                                                March 28, 2003
----------------------------
Mark P. Strauch

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

   3.1            Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB filed April 1, 2002).

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

   10.11          Non-Qualified Stock Option Agreement between Intrepid Capital Corporation and Robert B. Dunlap dated as of
                  January 21, 2003.

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

   99.1           Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

   99.2           Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ......................................................................    F-1

Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of
December 31, 2002 and 2001 ........................................................................    F-2

Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for
the Years Ended December 31, 2002 and 2001 ........................................................    F-3

Consolidated Statements of Stockholders' Equity of Intrepid Capital Corporation and
Subsidiaries for the Years Ended December 31, 2002 and 2001 .......................................    F-4

Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for
the Years Ended December 31, 2002 and 2001 ........................................................    F-5

Notes to Consolidated Financial Statements.........................................................    F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Intrepid Capital Corporation


We have audited the accompanying consolidated balance sheets of Intrepid Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrepid Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.



                                    KPMG LLP



Jacksonville, Florida
March 20, 2003

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001


             ASSETS                                                                      2002                 2001
                                                                                     -------------       -------------
Current assets:
     Cash and cash equivalents                                                       $     310,966             641,577
     Investments, at fair value                                                            128,724              81,935
     Accounts receivable                                                                    30,966             130,504
     Taxes receivable                                                                      439,000                  --
     Prepaid and other assets                                                              227,213             164,859
                                                                                     -------------       -------------
             Total current assets                                                        1,136,869           1,018,875

Notes receivable (note 3)                                                                  323,919             323,919
Equipment and leasehold improvements, net of accumulated
     depreciation of $239,515 in 2002 and $199,934 in 2001                                 428,537             360,348
Identifiable intangible assets, less accumulated amortization
     of $111,401 in 2002 (notes 2 and 11)                                                  779,823             891,224
Goodwill, less accumulated amortization of $7,131 in 2002
     and 2001 (notes 2 and 11)                                                           3,598,789           3,598,789
                                                                                     -------------       -------------
             Total assets                                                            $   6,267,937           6,193,155
                                                                                     =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $     310,958             209,984
     Accrued expenses                                                                      396,555             651,865
     Current portion of notes payable (note 5)                                             600,000           3,725,000
     Other                                                                                 105,187             196,380
                                                                                     -------------       -------------
             Total current liabilities                                                   1,412,700           4,783,229

Pension plan obligation (note 4)                                                           212,826             214,989
Notes payable, less current portion (note 5)                                                    --             100,000
                                                                                     -------------       -------------
             Total liabilities                                                           1,625,526           5,098,218
                                                                                     -------------       -------------

Stockholders' equity (note 6):
     Preferred stock, Class A $.01 par value. Authorized 5,000,000 shares;
         issued 1,166,666 shares at December 31, 2002 (aggregate
         liquidation preference $3,634,247)                                              3,500,000                  --
     Common stock, $.01 par value.  Authorized 15,000,000 shares;
         issued 3,400,183 and 3,350,180 shares at December 31, 2002
         and 2001, respectively                                                             34,002              33,502
     Treasury stock, at cost - 1,000 shares                                                 (3,669)             (3,669)
     Additional paid-in capital                                                          3,482,168           3,616,915
     Accumulated deficit                                                                (2,370,090)         (2,551,811)
                                                                                     -------------       -------------
             Total stockholders' equity                                                  4,642,411           1,094,937
                                                                                     -------------       -------------
                                                                                     $   6,267,937           6,193,155
                                                                                     =============       =============

Commitments (note 10)

See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 2002 and 2001

                                                                                     2002               2001
                                                                                 ------------      ------------
Revenues:
     Investment management fees (note 9)                                         $  3,484,115           809,430
     Investment banking revenues (note 8)                                           7,578,218           993,751
     Commissions                                                                      878,024         1,350,295
     Other                                                                            260,151           152,668
                                                                                 ------------      ------------
           Total revenues                                                          12,200,508         3,306,144
                                                                                 ------------      ------------

Expenses:
     Compensation and benefits (note 8)                                             7,192,389         2,381,449
     Brokerage and clearing                                                           207,571           265,311
     Advertising and marketing                                                        787,677           240,987
     Professional and regulatory fees (note 8)                                      2,131,766           289,344
     Occupancy and maintenance                                                        652,076           372,500
     Depreciation and amortization                                                    269,679            86,066
     Interest expense                                                                 115,104            61,619
     Other                                                                            662,525           278,412
                                                                                 ------------      ------------
           Total expenses                                                          12,018,787         3,975,688
                                                                                 ------------      ------------

        Income (loss) from continuing operations before income taxes                  181,721          (669,544)

Income tax benefit (note 7)                                                                --          (251,784)

        Income (loss) from continuing operations                                      181,721          (417,760)

Discontinued operations - loss from discontinued operations (note 3)                       --          (597,620)
                                                                                 ------------      ------------

        Net income (loss)                                                             181,721        (1,015,380)
                                                                                 ------------      ------------

Dividends on preferred stock                                                          134,247                --

        Net income (loss) available to common shareholders                       $     47,474        (1,015,380)
                                                                                 ============      ============

Income (loss) per common share - Basic:
     Income (loss) from continuing operations                                    $       0.01             (0.18)
     Discontinued operations                                                               --             (0.25)
                                                                                 ------------      ------------
     Net income (loss) available to common shareholders per share                $       0.01             (0.43)
                                                                                 ============      ============

Income (loss) per common share - Diluted:
     Income (loss) from continuing operations                                    $       0.01             (0.18)
     Discontinued operations                                                               --             (0.25)
                                                                                 ------------      ------------
     Net income (loss) available to common shareholders per share                $       0.01             (0.43)
                                                                                 ============      ============

Basic weighted average shares outstanding                                           3,350,270         2,341,649
                                                                                 ============      ============

Diluted weighted average shares outstanding                                         3,426,679         2,341,649
                                                                                 ============      ============


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 2002 and 2001


                                                                                             ADDITIONAL
                                                                PREFERRED   COMMON TREASURY   PAID-IN    ACCUMULATED
                                                                  STOCK     STOCK   STOCK     CAPITAL      DEFICIT       TOTAL
                                                                ----------  ------  ------   ----------   ----------   ----------
Balance at December 31, 2000                                    $       --  23,190  (3,669)   2,687,227   (1,536,431)   1,170,317

Common stock issued to Broadland
                  Capital, L.P. upon warrant exercise (note 6)          --     312      --         (312)          --           --

Common stock and warrants issued
                  to acquire ICC (note 2)                               --  10,000      --      930,000           --      940,000

Net loss                                                                --      --      --           --   (1,015,380)  (1,015,380)
                                                                ----------  ------  ------   ----------   ----------   ----------

Balance at December 31, 2001                                            --  33,502  (3,669)   3,616,915   (2,551,811)   1,094,937

Conversion of note payable to AJG Financial
                  Services, Inc. (note 5)                        3,500,000      --      --           --           --    3,500,000

Dividends on preferred stock                                            --      --      --     (134,247)          --     (134,247)

Common stock issued to Broadland
                  Capital, L.P. upon warrant exercise (note 6)          --     500      --         (500)          --           --

Net income                                                              --      --      --           --      181,721      181,721
                                                                ----------  ------  ------   ----------   ----------   ----------
Balance at December 31, 2002                                    $3,500,000  34,002  (3,669)   3,482,168   (2,370,090)   4,642,411
                                                                ==========  ======  ======   ==========   ==========   ==========



See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2002 and 2001


                                                                                                 2002               2001
                                                                                             ------------       ------------
Cash flows from operating activities:
    Net income (loss)                                                                        $     47,474         (1,015,380)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                                              269,679             86,066
       Loss on sale of discontinued operation                                                          --            566,000
       Loss on disposal of equipment                                                               12,815                 --
       (Purchases) sales of investments, net                                                       17,042             (6,185)
       Net trading profits                                                                        (63,831)           (15,751)
       Change in assets and liabilities:
          Accounts and taxes receivable                                                          (339,462)           (18,502)
          Prepaid and other assets                                                                (62,354)           154,975
          Accounts payable and accrued expenses                                                  (154,336)           368,561
          Pension plan obligation                                                                  (2,163)                --
          Other liabilities                                                                       (91,193)            26,096
          Discontinued operations - working capital changes                                            --           (227,533)
                                                                                             ------------       ------------
             Net cash used in operating activities                                               (366,329)           (81,653)
                                                                                             ------------       ------------

Cash flows from investing activities:
    Purchase of  equipment                                                                       (267,609)            (6,824)
    Sale of equipment                                                                              28,327                 --
    Proceeds from sale of discontinued operations                                                      --            584,496
    Acquisition of ICC, net of cash acquired                                                           --         (3,099,058)
                                                                                             ------------       ------------
             Net cash used in investing activities                                               (239,282)        (2,521,386)
                                                                                             ------------       ------------

Cash flows from financing activities:
    Proceeds from notes payable                                                                 1,900,000          3,500,000
    Principal payments on notes payable                                                        (1,625,000)          (675,000)
                                                                                             ------------       ------------
             Net cash provided by financing activities                                            275,000          2,825,000
                                                                                             ------------       ------------

             Net increase (decrease) in cash and cash equivalents                                (330,611)           221,961

Cash and cash equivalents at beginning of year                                                    641,577            419,616
                                                                                             ------------       ------------

Cash and cash equivalents at end of year                                                     $    310,966            641,577
                                                                                             ============       ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                                   $    111,104             56,524
                                                                                             ============       ============
    Cash paid during the year for income taxes                                               $    439,000                 --
                                                                                             ============       ============

Supplemental disclosure of non-cash transactions:
    Preferred stock issued to AJG upon conversion of AJG Note                                $  3,500,000                 --
                                                                                             ============       ============
    Preferred stock dividends accrued but not paid                                           $    134,247                 --
                                                                                             ============       ============
    Receipt of notes receivable in connection with sale of discontinued operations           $         --            323,919
                                                                                             ============       ============
    Notes payable issued or assumed in ICC acquisition                                       $         --            125,000
                                                                                             ============       ============
    Common stock and warrants issued to acquire ICC                                          $         --            940,000
                                                                                             ============       ============


See accompanying notes to consolidated financial statements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
         OPERATIONS

         (A)      ORGANIZATION

                  Intrepid Capital Corporation (the "Company"), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its wholly owned subsidiaries, Intrepid Capital Management ("ICM") and Allen C. Ewing & Co. ("Ewing").

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

                  In a transaction effective December 31, 2001, the Company acquired all of the outstanding stock of ICC Investment Advisors, Inc., the operations of which are conducted through its wholly-owned subsidiary, The Investment Counsel Company ("ICC"). Subsequent to the acquisition, ICC was merged with and into ICM.

                  In a transaction effective October 30, 2001, the Company discontinued its resinous material operations formerly conducted through Enviroq Corporation (Enviroq) by selling all of the issued and outstanding capital stock of Sprayroq, Inc. ("Sprayroq"), Enviroq's 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of the Company to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq.

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

         (C)      INVESTMENT MANAGEMENT FEES

                  The Company earns an investment management fee from each of its customers based on the outstanding balance of assets under management. The fee is calculated quarterly based on a percentage of the individual customer's account balance at the beginning of the period. All customers are billed on the first day of the quarter and the Company earns this fee ratably such that by the end of the reporting period no deferred income remains.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


         (D)      INVESTMENT BANKING REVENUES

                  Investment banking revenues are earned by providing advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock. Investment banking revenues are recognized when earned, which generally coincides with closing of the underlying transaction.

         (E)      COMMISSION REVENUE

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

         (G)      INVESTMENTS

                  Investments consist of the Company's investment in Intrepid Capital, L.P., of which the Company serves as the general partner. The Company has classified all investments as trading securities. Trading securities are recorded at fair value based on the last sale or bid price reported by national securities exchanges. Trading security transactions are recorded on the trade date. Unrealized holding gains and losses are included in net trading profits. Dividends and interest income are recognized when earned.

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

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


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

         (J)      GOODWILL

                  Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets acquired in purchase acquisitions. Goodwill has historically been amortized over the estimated period of benefit from the acquired assets, which was 15 years. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142") effective January 1, 2002. Accordingly, goodwill is no longer amortized effective January 1, 2002.

                  FAS 142 states that goodwill should be tested for impairment for each reporting unit on an annual basis and between annual tests if indicators of impairment are present. The Company has performed its annual impairment review by comparing the net book value for each reporting unit, including assigned goodwill, to the reporting unit's estimated fair value. Based on this assessment, management concluded that no impairment adjustment was necessary.

         (K)      INTANGIBLE ASSETS

                  The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") effective July 1, 2001. Identifiable intangible assets acquired in purchase acquisitions are separately identified in accordance with FAS 141. Management has assessed identifiable intangible assets to have finite lives of 10 years. Identifiable intangible assets are amortized using accelerated methods over the estimated useful lives of the identifiable intangible assets. Management assesses the recoverability of identifiable intangible assets whenever events or circumstances indicate they may be impaired.

         (L)      EARNINGS PER SHARE

                  Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted earnings per share for the year ended December 31, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock have been exercised using the treasury stock method.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


         (M)      ESTIMATES

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

         (N)      PENSION PLAN OBLIGATION

                  The Company assumed a defined benefit pension plan obligation through the acquisition of ICC. The obligation is valued using a discounted cash flow method based on the assumed average annual increase in CPI percentage, discount rate and the expected life of the individual covered by the obligation.

         (O)      COMPREHENSIVE INCOME

                  No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the years ended December 31, 2002 and 2001.

         (P)      STOCK OPTION PLAN

                  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by FAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123.

                  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


                  In December 1998, the Company adopted an Incentive Stock Option Plan (the "ISO") pursuant to which the Company may grant stock options to officers and key employees. Stock options are granted with an exercise price equal to, or above, the stock's fair market value at the date of grant.

                  No stock options were granted under the ISO during 2002. On December 28, 2001, stock options to purchase 270,000 shares were issued under the ISO. The options vest over a four year period and have an exercise price of $1.375 and a term of ten years. At December 31, 2002, there were 380,000 additional shares available for grant under the ISO.

                  The per share weighted-average fair value of stock options granted on December 28, 2001 was $0.95 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk free interest rate of 6%, expected volatility 50%, and an expected life of 10 years.

                  As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by FAS 148 and FAS
                  123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:


                                                                       2002            2001
                                                                    ---------      ------------
Reported net income (loss) available to common shareholders         $  47,474        (1,015,380)
Deduct total stock-based employee compensation expense
    determined under fair value based methods for all
    awards, net of related tax effects                                (39,757)               --
                                                                    ---------      ------------
Net income (loss) available to common shareholders - pro forma      $   7,717        (1,015,380)
                                                                    =========      ============

Basic net income (loss) per share
    Reported net income (loss) per share                            $    0.01             (0.43)
                                                                    =========      ============
    Pro forma basic net income (loss) per share                     $      --             (0.43)
                                                                    =========      ============

Diluted net income (loss) per share
    Reported net income (loss) per share                            $    0.01             (0.43)
                                                                    =========      ============
    Pro forma diluted net income (loss) per share                   $      --             (0.43)
                                                                    =========      ============

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


         (Q)      RECENTLY ANNOUNCED ACCOUNTING STANDARDS

                  In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. ICAP has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

                  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity's expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and ICAP has adopted FIN 46 as of that date. ICAP has a variable interest in Intrepid Capital, L.P., a private investment partnership in which ICAP serves as the general partner and from which ICAP receives investment management fees. ICAP's maximum exposure to loss as a result of its involvement with Intrepid Capital, L.P. is limited to its investment of $128,724 at December 31, 2002 and annual investment management fees which approximated $60,000 for the year ended December 31, 2002.arket price of the underlying

(2)      ACQUISITIONS

         On December 31, 2001, the Company acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. The Company expects the acquisition to significantly enhance its investment management segment in many areas including improved distribution capabilities, increased investment management revenues, and increase efficiencies through economies of scale.

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

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


          The aggregate purchase price consisted of the following:

         Cash paid                            $  2,835,365
         Stock and stock warrants issued           940,000
         Direct costs                              330,017
                                              ------------
               Total purchase price           $  4,105,382
                                              ============


The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         Current assets                       $      93,184
         Fixed assets                                72,375
         Intangible assets                        4,456,122
                                              -------------
               Total assets acquired              4,621,681
                                              -------------

         Current liabilities                       (241,310)
         Long term liabilities                     (274,989)
                                              -------------
               Total liabilities assumed           (516,299)
                                              -------------

         Total purchase price                 $   4,105,382
                                              =============


         Intangible assets consist of goodwill and separately identifiable intangible assets with finite lives. Identifiable intangible assets are attributable to the estimated fair value of acquired investment management contracts and customer relationships and are being amortized using accelerated methods over their estimated useful lives of 10 years.

         The following unaudited pro forma financial information presents the consolidated results of operations for 2001 as if the purchase of ICC had occurred on January 1, 2001. Pro forma total revenues would have been $5,284,348, pro forma net loss would have been $1,511,516 and pro forma basic and diluted net loss per share would have been $0.45 in 2001.

(3)      DISCONTINUED OPERATIONS

         On October 30, 2001, the Company sold all of the issued and outstanding capital stock of Sprayroq, Enviroq's 50% owned subsidiary, for cash in the amount of $584,496 and two promissory notes in the aggregate principal amount of $323,919. The promissory notes bear interest at 7% with interest payable annually and a single principle payment at maturity of November 1, 2006. Enviroq's operations consisted solely of its investment in Sprayroq, and the Company has reported its operations as discontinued for all periods presented.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


         A loss on sale of discontinued operations of $566,000 was recorded as follows:

         Loss on sale of discontinued operations:
               Proceeds
                   Cash                                                 $     584,496
                   Notes                                                      323,919
                                                                        -------------
                                                                              908,415

               Net book value of assets of discontinued operations         (1,106,163)
               Accrued severance costs                                       (130,000)
               Income tax expense on taxable gain                            (238,252)
                                                                        -------------
                                                                        $    (566,000)
                                                                        =============


(4)      PENSION PLAN OBLIGATION

         The Company assumed a defined benefit pension plan obligation through the acquisition of ICC. The obligation is related to a non-qualified plan which covers a former employee/stockholder of ICC. The benefit is adjusted annually by the percentage increase in the Consumer Price Index - All Urban Consumers ("CPI") and is paid on a quarterly basis. Current annual payments are approximately $19,000. The adjusted annual benefit is not to exceed $25,000. There are no plan assets associated with this pension plan obligation.

         Actuarial present value of benefit obligations:

                                               2002            2001
                                             ---------      ---------
         Accumulated benefit obligation      $ 212,826        214,989
                                             =========      =========

         Projected benefit obligation        $ 212,826        214,989
                                             =========      =========


          The assumptions used to determine the actuarial present value of the benefit obligation are as follows:

          Average annual increase in CPI percentage                   2.58%
          Discount rate                                               8.00%
          Expected life                                               19.5 years

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(5)      NOTES PAYABLE

          The notes payable at December 31, 2002 and 2001 consist of the following:

                                                                                   2002             2001
                                                                                -----------      -----------
         Subordinated convertible promissory notes payable to former shareholders of Ewing, interest only due quarterly at 8%,
               unsecured, principal payment due annually through maturity
               on December 31, 2003, $100,000 repaid in January 2003            $   200,000          200,000

         Note  payable to a bank, interest at LIBOR plus 2.5% (3.9% at
               December 31, 2002), principal plus interest originally due
               on February 28, 2003 and extended until July 2003                    400,000               --

         Note payable to AJG Financial Services, Inc., converted into
               shares of the Company's Convertible Class A Preferred Stock               --        3,500,000

         Note  payable to First Florida Capital payable in a single installment of principal plus interest on July 5, 2002,
               interest at 6%                                                            --           50,000

         Line of credit payable in a single installment of principal plus
               interest, repaid on February 1, 2002, interest at 6%                      --           75,000
                                                                                -----------      -----------
                                                                                    600,000        3,825,000

                     Less current portion                                           600,000        3,725,000
                                                                                -----------      -----------
                                                                                $        --          100,000
                                                                                ===========      ===========


         On March 29, 2002, the note payable to AJG Financial Services, Inc. ("AJG") was converted into 1,166,666 shares of the Company's Convertible Class A Preferred Stock. The Company's Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a stated value of $3.00 per share and each share is convertible into one share of the Company's common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%. Dividends of $134,247 are accrued but not paid at December 31, 2002.

         The subordinated convertible promissory notes are convertible, at the option of the holders, into common stock of the Company at any time after August 1, 2000. The number of shares to be issued upon conversion is determined by dividing the aggregate principal amount outstanding, including accrued and unpaid interest, by $4.00.

         Principal maturities on the notes payable at December 31, 2002 of $600,000 all occur in 2003. The Company considers the carrying value of its notes payable to be a reasonable estimation of their fair value based on the current market rates available for debt of the same remaining maturities.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

(6)      STOCKHOLDER'S EQUITY

         In 1998, pursuant to the terms of a consulting agreement, the Company issued a warrant to Broadland Capital Partners, L.P. ("Broadland"), a former affiliate director of the Company. The warrant entitled Broadland to purchase up to 150,000 shares of the Company's common stock at $.75 per share, subject to certain vesting requirements and conditions to exercise. Broadland exercised 100,000 and 50,000 shares in 2002 and 2001, respectively, using a cashless exercise, which resulted in the issuance of 50,000 and 31,250 shares, respectively.

         The Company also granted AJG an option to purchase that number of shares of the Company's common stock that, upon full exercise thereof and subject to certain vesting requirements, would give AJG beneficial ownership of 51% of the outstanding common stock on a fully-diluted basis. The exercise price for shares of the Company's common stock underlying the option, which expires on December 31, 2004 if it is not previously exercised, is $3.00 per share, subject to adjustment upon the occurrence of certain events. Of the shares of the Company's common stock underlying the option, 43.75% of the shares vested upon the issuance of the option, and the remaining 56.25% of the shares will vest at such time as AJG makes an additional investment in the Company in accordance with the terms of an investment agreement. The underlying option shares are restricted with an implied volatility of zero. Therefore, no value has been separately attributed to the option. As of December 31, 2002, the option had partially vested such that AJG could purchase up to 1,832,877 shares of common stock.

(7)      INCOME TAXES

         Total income tax expense (benefit) for the years ended December 31 was allocated as follows:

                                                       2002           2001
                                                      ------      ----------
         Loss from continuing operations              $   --        (251,784)
         Loss from discontinued operations                --          13,532
         Loss on sale of discontinued operations          --         238,252
                                                      ------      ----------
                                                      $                   --
                                                      ======      ==========


         Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                 2002             2001
                                                              ----------       ----------
         Tax expense (benefit) at statutory federal rate      $   61,785         (227,645)
         Amortization of intangible assets                        42,332            1,039
         Life insurance premiums                                  27,704           30,085
         State tax expense (benefit)                               6,542          (20,818)
         Change in valuation allowance                          (159,548)         (35,399)
         Other                                                    21,185              954
                                                              ----------       ----------
                                                              $       --         (251,784)
                                                              ==========       ==========

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


         Income tax benefit attributable to income from continuing operations for the year ended December 31, 2001 consists of:


                                             CURRENT          DEFERRED          TOTAL
                                            ----------       ----------       ----------
         Year ended December 31, 2001:
              U.S. Federal                  $ (230,966)              --         (230,966)
              State                            (20,818)              --          (20,818)
                                            ----------       ----------       ----------
                                            $ (251,784)              --         (251,784)
                                            ==========       ==========       ==========


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

                                                                         2002              2001
                                                                       ----------       ----------
         Deferred tax assets:
               Net unrealized losses on investments                    $       --               54
               Deferred compensation                                           --           69,966
               Net operating loss carryforward                            118,739          206,684
                                                                       ----------       ----------
                     Total gross deferred tax assets                      118,739          276,704

         Deferred tax liabilities - other                                  (2,678)          (1,095)
                                                                       ----------       ----------

               Net deferred tax assets before valuation allowance         116,061          275,609
               Deferred tax asset valuation allowance                    (116,061)        (275,609)
                                                                       ----------       ----------
               Net deferred tax assets                                 $       --               --
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

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(8)      SIGNIFICANT CONTRACT

         Investment banking revenues earned for the year ended December 31, 2002, includes approximately $7.2 million earned under a single contract with the Federal Deposit Insurance Corporation ("FDIC") to manage the loan portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC was acting as receiver. The contract, which is nonrecurring, ended on June 30, 2002, and the Company has collected all amounts earned under the agreement. Costs incurred specifically in connection with servicing the FDIC contract included approximately $1.4 million in professional and regulatory expenses and $3.0 million in compensation and benefit expenses.

(9)      RELATED PARTY TRANSACTIONS

         The Company performs certain investment management functions for Intrepid Capital, L.P. and during 2002 and 2001, received $117,431 and $43,266, respectively, for such services.

(10)     COMMITMENTS

         Leases are accounted for as operating leases with rental payments recorded on a straight-line basis over the term of the lease regardless of when payments are due. The future minimum rental obligations under the leases are as follows: YEAR ENDING DECEMBER 31, AMOUNT

               2003              $  420,332
               2004                 434,967
               2005                 337,633
               2006                 337,060
               2007                 238,783
               Thereafter           317,006
                                 ----------
                                 $2,085,781
                                 ==========


         Rent expense for the years ended December 31, 2002 and 2001 was $431,698 and $264,787, respectively.

         Ewing is subject to the Securities and Exchange Commission's Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The SEC is empowered to restrict Ewing's business activities should its aggregate indebtedness to net capital ratio exceed 15 to 1. At December 31, 2002, Ewing had net capital of $222,980, which was $122,980 in excess of its required capital of $100,000. At the same date, Ewing's ratio of aggregate indebtedness to net capital was 0.40 to 1.0. Accordingly, Ewing was in compliance with the net capital requirements.

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


         The option granted to AJG, as discussed in note 6, was 43.75% vested at December 31, 2002. The remaining 56.25% of the shares will vest at such time as AJG makes an additional investment in the Company in accordance with the terms of an investment agreement.

(11)     GOODWILL AND INTANGIBLE ASSETS

         The Company has determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC and have been allocated to the investment management segment. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the investment management segment. At December 31, 2002, identifiable intangible assets amounted to $779,823, net of accumulated amortization of $111,401. Amortization expense was $111,401 for the year ended December 31, 2002 and the Company estimates the annual aggregate amortization expense for succeeding years to be approximately: 2003, $114,000; 2004, $97,000; 2005, $82,000; 2006,
         $70,000; and 2007, $59,000.

         As of December 31, 2002, the Company completed its initial annual impairment test for goodwill with no impairment being required and therefore, there were no changes in the carrying amount of goodwill during 2002. Goodwill for each of the reportable segments is summarized as follows as of December 31, 2002:

         Investment management segment              $  3,564,898
         Investment banking segment                       33,891
                                                    ------------
                                                    $  3,598,789
                                                    ============


         Prior to the Company's adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net income (loss) to exclude goodwill amortization expense recognized for the years ended December 31, 2002 and 2001:


                                                                             2002               2001
                                                                          ------------      ------------
         Reported net income (loss) available to common shareholders      $     47,474        (1,015,380)
         Add back goodwill amortization                                             --            56,434
                                                                          ------------      ------------
         Adjusted net income (loss) available to common shareholders      $     47,474          (958,946)
                                                                          ============      ============

         Basic net income (loss) per share
             Reported net income (loss) per share                         $       0.01             (0.43)
             Add back goodwill amortization                                         --              0.02
                                                                          ------------      ------------
             Adjusted basic net income (loss) per share                   $       0.01             (0.41)
                                                                          ============      ============

         Diluted net income (loss) per share
             Reported net income (loss) per share                         $       0.01             (0.43)
             Add back goodwill amortization                                         --              0.02
                                                                          ------------      ------------
             Adjusted diluted net income (loss) per share                 $       0.01             (0.41)
                                                                          ============      ============

                  INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001


(12)     SEGMENTS

         During 2002 and 2001, the Company operated in two principal segments, investment management and investment banking. The operations of Enviroq formerly constituted a separate operating segment and have been reclassified as discontinued operations. The Company assesses and measures operating performance based upon the net income (loss) derived from each of its operating segments, exclusive of the impact of corporate expenses. The revenues and net income (loss) for each of the reportable segments are summarized as follows for the years ended December 31, 2002 and 2001:


                                                            2002               2001
                                                        ------------       ------------
         Revenues:
               Investment management segment            $  3,489,425            824,838
               Investment banking segment                  8,600,599          2,423,283
               Corporate                                     774,886            438,274
               Intersegment revenues                        (664,402)          (380,251)
                                                        ------------       ------------
                                                        $ 12,200,508          3,306,144
                                                        ============       ============

         Income (loss) from continuing operations:
               Investment management segment            $   (594,742)          (255,004)
               Investment banking segment                  1,556,449            166,090
               Corporate                                    (799,986)          (328,846)
                                                        ------------       ------------
                                                        $    181,721           (417,760)
                                                        ============       ============


         As discussed in note 8, the results of operations for the investment banking segment in 2002 were significantly influenced by a nonrecurring contract with the FDIC.

         The total assets for each of the reportable segments are summarized as follows as of December 31, 2002 and 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

                                                     2002             2001
                                                  ----------      ----------
         Assets:
               Investment management segment      $4,729,825       4,719,199
               Investment banking segment            387,289         343,446
               Other                               1,150,823       1,130,510
                                                  ----------      ----------
                                                  $6,267,937       6,193,155
                                                  ==========      ==========