Form 10QSB
period 2003-03-31
INTREPID CAPITAL CORP
filed 2003-05-20
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number 333-66859

INTREPID CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	59-3546446
(State of Incorporation)	(I.R.S. Employer Identification No.)

3652 South Third Street, Suite 200, Jacksonville Beach, Florida	32250
(Address of principal executive offices)	(Zip Code)

(904) 246-3433
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     As of April 30, 2003, there were 3,400,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Index to Form 10-QSB
For the Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements
Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of March 31, 2003 and December 31, 2002	3
Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three Month Periods Ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Three Month Periods Ended March 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-10
Item 2 Management’s Discussion and Analysis or Plan of Operation
Critical Accounting Policies and Estimates	11
Discontinued Operations	12
Liquidity and Capital Resources	12
Results of Operations	12-13
Item 3 Controls and Procedures	14
PART II — OTHER INFORMATION
Item 1 Legal Proceedings	14
Item 2 Changes in Securities and Use of Proceeds	14
Item 3 Defaults upon Senior Securities	14
Item 4 Submission of Matters to a Vote of Security Holders	14
Item 5 Other Information	14
Item 6 Exhibits and Reports on Form 8-K	15
Signatures and Certifications	16-18

ITEM 1. FINANCIAL INFORMATION

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002

(unaudited)

Assets	2003	2002

Current assets:
Cash and cash equivalents	$4,885	5,353
Investments, at fair value	64,596	128,724
Accounts receivable	21,286	23,637
Taxes receivable	19,000	439,000
Prepaid and other assets	210,742	202,332
Assets of discontinued operation (note 2)	330,368	387,289

Total current assets	650,877	1,186,335
Notes receivable	323,919	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $238,028 in 2003 and $211,826 in 2002	369,730	412,962
Identifiable intangible assets, less accumulated amortization of $139,809 in 2003 and $111,401 in 2002	751,415	779,823
Goodwill	3,564,898	3,564,898

Total assets	$5,660,839	6,267,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$315,846	265,358
Accrued expenses	483,485	385,055
Notes payable	500,000	600,000
Other	64,859	72,501
Liabilities of discontinued operation (note 2)	47,112	89,786

Total current liabilities	1,411,302	1,412,700
Pension plan obligation	212,116	212,826

Total liabilities	1,623,418	1,625,526

Stockholders’ equity:
Preferred stock, Class A, $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at March 31, 2003 (aggregate liquidation preference $3,543,750)	3,500,000	3,500,000
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,400,183 shares at March 31, 2003 and December 31, 2002	34,002	34,002
Treasury stock, at cost - 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,438,418	3,482,168
Accumulated deficit	(2,931,330)	(2,370,090)

Total stockholders’ equity	4,037,421	4,642,411

	$5,660,839	6,267,937

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Three month periods ended March 31, 2003 and 2002

(unaudited)

	Three months
	ended March 31

	2003	2002

Revenues:
Investment management fees	$909,935	833,479
Other	20,179	14,230

Total revenues	930,114	847,709

Expenses:
Compensation and benefits	840,039	742,279
Advertising and marketing	241,117	93,156
Professional and regulatory fees	179,990	102,845
Occupancy and maintenance	87,319	106,496
Depreciation and amortization	57,466	49,587
Interest expense	11,941	51,295
Other	108,684	116,782

Total expenses	1,526,556	1,262,440

Income (loss) from continuing operations before income taxes	(596,442)	(414,731)
Income tax benefit	—	(279,226)

Loss from continuing operations	(596,442)	(135,505)
Discontinued operations — income from discontinued operation (note 2):	35,202	1,052,765

Net income (loss)	(561,240)	917,260

Dividends on preferred stock	43,750	—

Net income (loss) available to common stockholders	$(604,990)	917,260

Income (loss) per common share — Basic:
Loss from continuing operations	$(0.19)	(0.04)
Discontinued operations	0.01	0.31

Net income (loss) available to common stockholders per share	$(0.18)	0.27

Income (loss) per common share — Diluted:
Loss from continuing operations	$(0.19)	(0.03)
Discontinued operations	0.01	0.23

Net income (loss) available to common stockholders per share	$(0.18)	0.20

Basic weighted average shares outstanding	3,399,183	3,349,183

Diluted weighted average shares outstanding	3,399,183	4,675,354

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002

(unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(604,990)	917,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,466	49,587
(Purchases) sales of investments, net	56,689	(3,880)
Net trading profits	7,439	(7,599)
Change in assets and liabilities:
Accounts receivable	2,351	(569)
Prepaid and other assets	(8,410)	(118,213)
Accounts payable and accrued expenses	283,165	(368)
Taxes receivable	420,000	365,595
Pension obligation	(710)	(540)
Other liabilities	(7,642)	(19,653)
Discontinued operation — working capital changes	30,526	(1,354,639)

Net cash provided by (used in) operating activities	235,884	(173,019)

Cash flows from investing activities:
Purchase of equipment	(2,105)	(80,149)

Net cash used in investing activities	(2,105)	(80,149)

Cash flows from financing activities:
Principal payments on notes payable	(100,000)	(75,000)
Preferred stock dividends paid	(134,247)	—

Net cash used in financing activities	(234,247)	(75,000)

Net decrease in cash and cash equivalents	(468)	(328,168)
Cash and cash equivalents at beginning of period	5,353	491,729

Cash and cash equivalents at end of period	$4,885	163,561

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$13,941	5,792

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$—	3,500,000

Preferred stock dividends accrued but not paid	$43,750	—

     See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

(1)	Summary of Significant Accounting Policies and Operations

(a)	Organization and Basis of Presentation

Intrepid Capital Corporation (the “Company”), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its wholly-owned subsidiary, Intrepid Capital Management, Inc. (“ICM”).

ICM, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICM has received authority to act as an investment manager in several states to meet the needs of its customers throughout the United States.

In a transaction effective December 31, 2001, the Company acquired all of the outstanding stock of ICC Investment Advisors, Inc., the operations of which were conducted through its wholly-owned subsidiary, The Investment Counsel Company (“ICC”). Subsequent to the acquisition, ICC was merged with and into ICM.

During the first quarter of 2003, the Company decided to pursue the divesture of Ewing, which formerly constituted a separate operating segment, the investment banking segment, and accordingly, the Company has reported its operations as discontinued for all periods presented. On May 2, 2003, the Company entered into a stock purchase agreement whereby the Company has agreed to sell all of the issued and outstanding capital stock of Ewing.

In a transaction effective October 30, 2001, the Company discontinued its resinous material operations formerly conducted through Enviroq Corporation (“Enviroq”) by selling all of the issued and outstanding capital stock of Sprayroq, Inc. (“Sprayroq”), Enviroq’s 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of the Company to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2003. Except as indicated herein, there have been no significant changes from the financial data published in the Company’s Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, ICM and Enviroq. Also included are the accounts of Ewing which have been reported as discontinued operations (see note 2). Results of operations of acquired companies are included from the date of acquisition forward in accordance with purchase accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Earnings Per Share

Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted earnings per share for the three month period ended March 31, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock had been exercised using the treasury stock method.

(e)	Comprehensive Income

No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three month periods ended March 31, 2003 and 2002.

(f)	Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As allowed by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123 and FAS 148.

On January 21, 2003, stock options to purchase 32,500 shares were issued under the Company’s Non Employee Directors Incentive Stock Option Plan. The options have a weighted average exercise price of $2.17 and a term of five years. Additionally, on January 21, 2003, non qualified stock options to purchase 240,000 shares were issued and have a weighted average exercise price of $2.04 and a term of five years.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

The per share weighted-average fair value of Non Employee Directors Incentive Stock Options and non qualified stock options granted on January 21, 2003 were $0.36 and $0.39, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk free interest rate of 4%, expected volatility 50%, and an expected life of 5 years.

As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company’s net income (loss) for the three months ended March 31 would have been reduced to the pro forma amounts indicated below:

	2003	2002

Reported net income (loss) available to common stockholders	$(604,990)	917,260
Deduct total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(70,210)	—

Net income (loss) available to common stockholders — pro forma	$(675,200)	917,260

Basic net income (loss) per share
Reported net income (loss) per share	$(0.18)	0.27

Pro forma basic net income (loss) per share	$(0.20)	0.27

Diluted net income (loss) per share
Reported net income (loss) per share	$(0.18)	0.20

Pro forma diluted net income (loss) per share	$(0.20)	0.20

(2)	Discontinued Operations

During the first quarter of 2003, the Company decided to pursue the divesture of Ewing, which formerly constituted a separate operating segment, the investment banking segment, and accordingly, the Company has reported its operations as discontinued for all periods presented. On May 2, 2003, the Company entered into a stock purchase agreement whereby the Company has agreed to sell all of the issued and outstanding capital stock of Ewing.

The sale of Ewing is expected to be completed on or before May 31, 2003, and the Company expects to receive on that date its purchase price of cash in the amount of $300,000. A gain on sale of discontinued operations is expected and will be recognized when realized.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

Ewing’s assets and liabilities as of March 31, 2003 and 2002 consisted of the following:

	2003	2002

Assets:
Cash and cash equivalents	$196,393	305,613
Accounts receivable	47,712	7,329
Prepaid and other assets	21,645	24,881
Equipment, net of accumulated depreciation	30,727	15,575
Goodwill, net of accumulated amortization	33,891	33,891

	$330,368	387,289

Liabilities:
Accounts payable and accrued expenses	$13,509	57,100
Other	33,603	32,686

	$47,112	89,786

Income from discontinued operations for the three months ended March 31, 2002 includes revenues if approximately $3.0 million earned under a single contract with the Federal Deposit Insurance Corporation and expenses incurred of approximately $1.6 million. The contract, which was nonrecurring, began in January 2002 and ended in June 2002.

(3)	Related Party Transactions

The Company performs certain investment management functions for Intrepid Capital, L.P, and during the three months ended March 31, 2003 and 2002, received $16,824 and $18,075, respectively, for such services.

(4)	Segments

During 2003 and 2002, the Company operated in one principal segment, investment management. The operations of Ewing formerly constituted a separate operating segment, the investment banking segment, which have been reclassified as a discontinued operation. The Company assesses and measures operating performance based upon the net income (loss) derived from each of its operating segments, exclusive of the impact of corporate expenses.

The revenues and net loss for each of the reportable segments are summarized as follows for the three month periods ended March 31, 2003 and 2002:

	Three Months Ended March 31

	2003	2002

Revenues:
Investment management segment	$922,992	840,563
Corporate	152,097	67,146
Intersegment revenues	(144,975)	(60,000)

	$930,114	847,709

Net loss from continuing operations:
Investment management segment	$(272,658)	(98,740)
Corporate	$(323,784)	(36,765)

	$(596,442)	(135,505)

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

The total assets for each of the reportable segments are summarized as follows as of March 31, 2003 and December 31, 2002. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2003	2002

Assets:
Investment management segment	$4,480,865	4,729,825
Other	849,606	1,150,823
Discontinued operation	330,368	387,289

	$5,660,839	6,267,937

(5)	Liquidity

The Company’s current assets consist generally of cash, money market funds and taxes receivable. The Company has financed its operations with funds provided by operations, stockholder capital, and proceeds from notes payable. The Company has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

The Company believes the acquisition of ICC and subsequent merger with and into ICM provides the Company a much broader distribution platform for investment management services, branding, and the ability to consolidate back-office investment management functions. The Company is currently seeking additional capital for present working capital and future strategic opportunities through multiple sources. The Company is identifying and assessing potential debt and equity capital sources from banks and private investors and also is assessing and implementing plans to reduce current costs from a strategic perspective. While management believes it will be able to meet its capital needs through several potential alternatives, there can be no assurances that such transactions will take place on terms favorable to the Company, if at all. If adequate funds are not available or terms are not suitable, the Company’s growth strategy would be significantly limited and such limitation could have an effect on the Company’s business, results of operations and financial condition.

(6)	Goodwill and Intangible Assets

Goodwill at March 31, 2003 of $3,564,898 was recorded as a part of the purchase of ICC and, accordingly, allocated to the investment management segment. The Company’s goodwill was recorded after the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) and is being carried at cost. Management is assessing it periodically in accordance with FAS 142.

The Company has determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC and have been allocated to the investment management segment. At March 31, 2003, identifiable intangible assets amounted to $751,415, net of accumulated amortization of $139,809. Amortization expense was $28,408 for the three months ended March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-QSB that are forward-looking statements represent management’s belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes”, “intends”, “may”, “should”, “anticipates”, “expected”, “estimated”, “projected” or comparable terminology, or by discussion of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements, by their nature, involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB and those described from time to time in the Company’s other filings with the SEC and the risk that the underlying assumptions made by management in this Quarterly Report on Form 10-QSB are not, in fact, correct. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

     The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally we evaluate these results on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

     The Company has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. The Company’s identifiable intangible assets consist of investment management contracts and customer relationships. Management’s allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates require a significant degree of estimates based on management’s assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates and are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

     The Company has completed its initial assessment of impairment for goodwill and identifiable intangible assets. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the investment management segment. In addition, the Company will review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements and has set an annual impairment test date for goodwill of December 31. Such review will involve the Company’s determination of reporting unit fair values through estimation of projected cash flows, discount rates, future performance and other variables, which will require a significant amount of judgment by the Company’s management.

Discontinued Operations

     During the first quarter of 2003, the Company decided to pursue the divesture of Ewing, which formerly constituted a separate operating segment, the investment banking segment, and accordingly, the Company has reported its operations as discontinued for all periods presented. On May 2, 2003, the Company entered into a stock purchase agreement whereby the Company has agreed to sell all of the issued and outstanding capital stock of Ewing. Revenues from Ewing were $583,776 and $3,416,429 for the three months ended March 31, 2003 and 2002, respectively. The income from discontinued operations for Ewing was $35,202 and $1,052,765 for the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

     The Company’s current assets consist generally of cash, money market funds and taxes receivable. The Company has financed its operations with funds provided by operations, stockholder capital, and proceeds from notes payable. The Company has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

     The Company believes the acquisition of ICC and subsequent merger with and into ICM provides the Company a much broader distribution platform for investment management services, branding, and the ability to consolidate back-office investment management functions. The Company is currently seeking additional capital for present working capital and future strategic opportunities through multiple sources. The Company is identifying and assessing potential debt and equity capital sources from banks and private investors and also is assessing and implementing plans to reduce current costs from a strategic perspective. While management believes it will be able to meet its capital needs through several potential alternatives, there can be no assurances that such transactions will take place on terms favorable to the Company, if at all. If adequate funds are not available or terms are not suitable, the Company’s growth strategy would be significantly limited and such limitation could have an effect on the Company’s business, results of operations and financial condition.

     For the three months ended March 31, 2003, the net cash provided by operating activities of $235,884 was primarily attributable to the receipt of a tax refund and an increase in accounts payable and accrued expenses. Net cash used in investing activities of $2,105 was primarily due to the purchase of equipment. Net cash used in financing activities of $234,247 was attributable to principal payments on notes payable and preferred stock dividends paid.

Results of Operations

     The Company has invested and plans to continue to focus and invest in the investment management segment. ICM has several portfolio styles, ranked by independent sources such as Effron-PSN, CheckFree Investment Services, Nelson Information and Money Manager Review, in the top percentile of all investment managers for both performance and risk control. The Company is investing in human capital through the retention of portfolio management professionals and investment management sales professionals, and has sales promotion efforts, through advertising and marketing, aimed at branding and broadening ICM’s investment management market share and presence.

     Although the Company is currently experiencing operational losses and is expected to during part of 2003 as a result of its investments, management projects the investments will justify the current expenses through significant increases in its investment management revenues in 2003.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Total revenues were $930,114 for the three months ended March 31, 2003, compared to $847,709 for the three months ended March 31, 2002, representing a 9.7% increase.

     Investment management fees increased $76,456, or 9.2%, to $909,935. Investment management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $469.1 million at December 31, 2002, compared to $458.4 million at December 31, 2001. The increase in investment management fees for the three months ended March 31, 2003 relates primarily to the increase in AUM as a result of the net addition of new clients. AUM was $487.3 million at March 31, 2003, compared to $475.5 million at March 31, 2002.

     Other income increased $5,949, or 41.8%, to $20,179. The increase is primarily attributable to the addition of new fee arrangements for investment-related recordkeeping services.

     Total expenses were $1,526,556 for the three months ended March 31, 2003, compared to $1,262,440 for the three months ended March 31, 2002, representing a 20.9% increase.

     Compensation and benefits increased $97,760, or 13.2%, to $840,039. Compensation and benefits represent fixed salaries, commissions, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to compensation and benefits associated with the hiring of several ICM sales professionals during the second and third quarters of 2002.

     Advertising and marketing expenses increased $147,961, or 158.8%, to $241,117. The increase is primarily attributable to increased travel and entertainment expenses associated with additional sales professionals and an increase in ICM’s advertising and marketing expenses aimed to attract prospective clients and to inform them of ICM’s top-tier investment performance.

     Professional and regulatory expenses increased $77,145, or 75.0%, to $179,990. The increase is primarily attributable to an increase in information technology and investment research services.

     Occupancy and maintenance expenses decreased $19,177, or 18.0%, to $87,319. The decrease is primarily attributable to reduced occupancy costs as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the first quarter of 2002.

     Interest expense decreased $39,354, or 76.7%, to $11,941. The decrease is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock during the first quarter of 2002.

     Other expenses decreased $8,098, or 6.9%, to $108,684. The decrease is primarily attributable to reduced costs as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the first quarter of 2002.

ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Chief Executive Officer and the Chief Financial Officer of the Company have concluded that such controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings pending, or to the Company’s knowledge, threatened against the Company or any of its subsidiaries.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On May 2, 2003, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Ewing Capital Partners, LLC, a Florida limited liability company (“Ewing Purchaser”) whereby the Company has agreed to sell and Ewing Purchaser has agreed to purchase all of the issued and outstanding capital stock of Ewing. Pursuant to the Purchase Agreement, Ewing Purchaser will acquire such Ewing capital stock in exchange for cash in the amount of $300,000. The transaction is expected to be consummated on or before May 31, 2003, and a gain on the sale of discontinued operations is expected and will be recognized when realized.

     The description contained herein of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement, a copy of which is attached hereto and incorporated herein by reference as Exhibit 10.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Stock Purchase Agreement dated as of May 2, 2003 among Intrepid Capital Corporation and Ewing Capital Partners, LLC.

99.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES AND CERTIFICATIONS

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID CAPITAL CORPORATION

By	/s/ Forrest Travis Forrest Travis, President and Chief Executive Officer

Dated: May 20, 2003

By	/s/ Michael J. Wallace Michael J. Wallace, Chief Financial Officer

Dated: May 20, 2003

I, Forrest Travis, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Intrepid Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Forrest Travis Forrest Travis, President and Chief Executive Officer

I, Michael Wallace, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Intrepid Capital Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Michael J. Wallace Michael J. Wallace, Chief Financial Officer

EXHIBIT INDEX

10.1	Stock Purchase Agreement dated as of May 2, 2003 among Intrepid Capital Corporation and Ewing Capital Partners, LLC.

99.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.