Form 10KSB/A
period 2002-12-31
INTREPID CAPITAL CORP
filed 2003-08-22
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No.1
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-66859

INTREPID CAPITAL CORPORATION
(Exact name of Registrant as specified in its Charter)

DELAWARE	59-3546446
(State of Incorporation)	(I.R.S. Employer Identification No.)

3652 South Third Street, Suite 200, Jacksonville Beach, Florida	32250
(Address of principal executive offices)	(Zip Code)

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

YES ☒   NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     The issuer’s revenues for the fiscal year ended December 31, 2002 were $12,200,508.

     As of February 28, 2003, there were 3,400,183 shares of Common Stock outstanding and 1,000 shares of Common Stock issued and held in treasury. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of February 28, 2003, as based on the average closing bid and ask prices, was approximately $1,243,821.

     Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

Intrepid Capital Corporation (“ICAP”) is amending its previously-filed annual report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission in March 2003 (the “Original Form 10-KSB”) to reflect the effects of a compensation agreement that was entered into during the second quarter of 2002 and that was not fully included in the Original Form 10-KSB. The restatement for the year ended December 31, 2002, as disclosed in Note (2) to the consolidated financial statements filed under Item 7 herein, involved (i) recording additional compensation expense of $264,000 and additional interest expense of $6,600 for the year ended December 31, 2002 and (ii) reflecting 200,000 additional stock options as having been issued during the second quarter of 2002. The consolidated financial statements for the year ended December 31, 2002 and as of December 31, 2002 are restated herein. Items 2, 3 and 4 of Part I, Item 5 of Part II and Items 9, 10 and 12 of Part III from the Original Form 10-KSB are included herein but have not been amended hereby. Item 1 of Part I, Items 6 and 7 of Part II and Items 11 and 13 of Part III from the Original Form 10-KSB have been amended herein to reflect the restatement referred to above and to make immaterial, custodial changes, but have not been amended to reflect changes in market conditions, revisions to stated estimates or any events that have occurred since the filing of the Original Form 10-KSB. Item 8 of Part II has been amended to reflect events that have occurred since the filing of the Original Form 10-KSB. Therefore, this amended Form 10-KSB should be read in conjunction with the Original Form 10-KSB and ICAP’s periodic reports filed since the date of the filing of the Original Form 10-KSB.

PART I

Certain statements contained in this Annual Report on Form 10-KSB/A Amendment No. 1 are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of ICAP to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

ITEM 1.     DESCRIPTION OF BUSINESS

General

     ICAP, incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its wholly owned subsidiaries, Intrepid Capital Management (“ICM”) and Allen C. Ewing & Co. (“Ewing”).

     ICM, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICM has received authority to act as an investment manager in several states to meet the needs of its customers throughout the United States.

     Ewing is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

     In a transaction effective December 31, 2001, ICAP acquired all of the outstanding stock of ICC Investment Advisors, Inc., a Florida corporation, the operations of which are conducted through its wholly-owned subsidiary, The Investment Counsel Company (“ICC”). Subsequent to the acquisition, ICC was merged with and into ICM.

     In a transaction effective October 30, 2001, ICAP discontinued its resinous material operations formerly conducted through Enviroq Corporation (“Enviroq”) by selling all of the issued and outstanding capital stock of Sprayroq, Inc. (“Sprayroq”), Enviroq’s 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of ICAP to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq.

     In the future, ICAP intends to continue to expand through the growth of its present subsidiaries and through the acquisition of additional firms that provide investment management and other financial services. Currently, the principal business of ICAP is the operation of its wholly owned subsidiaries, ICM and Ewing.

Investment Management

     ICM is a registered investment advisor under the Investment Advisors Act of 1940, as amended (the “Investment Advisors Act”), operating with clients throughout the United States. ICAP’s investment management strategy is to capitalize on growth opportunities for investment management services in the institutional, for-profit corporate, non-profit corporate and private client markets. ICM manages assets across a diverse range of investment styles, asset classes and client types, with significant participation in both the debt and equity markets. ICM is responsible for developing and implementing its own investment philosophy. ICM seeks to grow by expanding the capabilities of its investment management services, increasing and focusing its marketing efforts and selectively expanding its distribution channels. As of December 31, 2002, ICM had $469.1 million of assets under management for its clients.

Factors Affecting Investment Managers.

     Revenues in the investment management industry are determined primarily by fees based on assets under management. Therefore, the principal determinant of growth in the industry is the growth of institutional assets under management. In management’s judgment, the major factors which influence changes in institutional assets under management are: (a) changes in the market value of securities; (b) net cash flow into or out of existing accounts; (c) gains of new or losses of existing accounts by specific firms or segments of the industry; and (d) the introduction of new products by the industry or by particular firms. In general, assets under management of the industry have increased steadily as a result of these factors.

Investment Banking

     Ewing is a registered broker-dealer and a member of the NASD and the SIPC. Ewing provides full-service securities brokerage and investment banking, which primarily includes advisory services to clients on corporate finance matters, including mergers and acquisitions and the issuance of public stock.

     Ewing’s securities brokerage business is conducted, on a fully disclosed basis, through National Financial Services, LLC (“NFS”). Ewing’s operations, in conjunction with NFS, include the execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

Factors Affecting Investment Bankers

     Revenues in the securities industry are directly affected by general economic and market conditions, including fluctuations in volume and prices of securities, changes and prospects for changes in interest rates and demand for brokerage and investment banking services, all of which can affect Ewing’s relative profitability. In periods of reduced market activity, profitability is likely to be adversely affected because certain expenses, including salaries and related costs, portions of communication costs and occupancy expenses, remain relatively fixed.

     Investors are becoming more self-reliant and value conscious in the pursuit of their financial goals. Investors are increasingly willing to acquire the information about, and an understanding of, investment alternatives and have become increasingly sophisticated and knowledgeable about investing with easy access to a broad range of financial information.

ICAP Business Strategy

     ICAP intends to grow its business by leveraging its competitive investment management service strengths through ICM, including ICM’s long-term performance record, diverse product offerings and experienced research, client service and investment staff. In order to achieve continued growth and profitability, ICAP will continue to pursue its business strategy, the key elements of which include:

     Maintain Investment Management As Core Business

     ICAP’s core business is investment management. Concentrating its professional and financial resources on providing high quality investment products and client service, ICAP hopes to further establish a respected reputation among its clients and in the investment community. ICAP believes that its continuing commitment to its core investment management business, together with its continued independence during a period of consolidation in the financial services industry, is attractive to potential clients and will also contribute to its ability to attract and retain highly qualified investment professionals.

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

     Increasing Penetration in the Accredited Investor Market

     ICAP’s high net worth business focuses, in general, on serving clients who fit within the definition of “accredited investors” under the federal securities laws. That means ICAP’s customers will generally be (i) banks or other financial institutions; (ii) registered broker-dealers; (iii) registered investment companies; (iv) small business investment companies; (v) natural persons whose individual net worth, or joint net worth with that person’s spouse, exceed $1,000,000; (vi) natural persons whose individual net income exceeded $200,000, or $300,000 together with their spouses, for each of the past two years, and such persons have the reasonable expectation of achieving such incomes in the current year; (vii) certain types of trusts with total assets in excess of $5,000,000; and (viii) entities in which all of the equity owners are accredited investors. With ICM and ICC’s history of serving this segment and their long-term performance record, ICAP believes that it is well positioned to capitalize on the growth opportunities in this market.

     Attracting and Retaining Experienced Professionals

     The availability of the publicly traded ICAP Common Stock will enhance ICAP’s ability to attract and retain top performing investment professionals. The ability to attract and retain highly experienced investment and other professionals with a long-term commitment to ICAP and its clients will be a significant factor in ICAP’s long-term growth. As ICAP continues to increase the breadth of its investment management capabilities, it plans to add portfolio managers and other investment personnel in order to foster expansion of its products.

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

     The financial services industry is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the ownership of securities, customer fraud, employee errors or misconduct, failures in connection with the processing of securities transactions and litigation. ICAP’s business and its profitability are affected by many factors, including the volatility and price level of the securities markets, the volume, size and timing of securities transactions, the demand for investment banking services, the level and volatility of interest rates, the availability of credit, legislation affecting the business and financial communities, and the economy in general. Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions.

Supervision and Regulation

     ICAP

     ICAP is incorporated under, and required to be in compliance with, the laws of the State of Delaware. ICAP is also subject to the reporting requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934 as well as to applicable regulation and supervision by the SEC. Because ICAP is not engaged in the rendering of investment advisory services, its activities as a holding company will not result in ICAP being deemed an “investment advisor”, as such term is defined in the Investment Advisors Act and various state advisors acts. ICAP, therefore, is not required to be registered under the Investment Advisors Act or any state advisors acts. However, because Ewing is subject to the Uniform Net Capital Rule (as defined below), ICAP is also subject to the requirements of such rule.

     ICAP believes that it, including all subsidiaries, is currently in compliance with all state and federal regulations, and its most recent regulatory audit met all applicable regulatory requirements. ICAP also has in place an ongoing internal compliance program supported by regulators, external consultants, and attorneys.

     ICM

     ICM is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Because ICM is engaged in the business of providing investment advisory services to a number of clients, ICM is registered under the Investment Advisors Act and under applicable state investment advisors acts. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by ICM. ICM is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to U.S. Department of Labor regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to its respective clients. The laws and regulations applicable to ICM and its operations generally grant supervisory agencies and other regulatory bodies’ broad administrative powers, including the power to limit or restrict ICM from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on engaging in business for specified periods of time, revocation of registration as an investment advisor, censures and fines.

     Ewing

     Ewing is incorporated under, and required to be in compliance with, the corporate laws of the State of Florida. Ewing is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) and, where applicable, under various state securities laws, and is further regulated by the rules of the NASD. All registrations, reporting, maintenance of books and records and compliance procedures required by the foregoing laws and regulations are maintained independently by Ewing.

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

     As a registered broker-dealer, Ewing (and ICAP by virtue of its ownership of Ewing) is subject to Rule 15c3-1 of the Exchange Act, also known as the “Uniform Net Capital Rule”, which has also been adopted by the NASD. The Uniform Net Capital Rule specifies minimum net capital requirements for all registered broker-dealers and is designed to measure financial integrity and liquidity. Failure to maintain the required regulatory net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the Commission and, ultimately, may require a firm’s liquidation.

     Ewing falls within the provisions of Rule 15c3-l(a)(2)(iv) of the Exchange Act. Ewing is subject to the minimum net capital requirements applicable to brokers or dealers that introduce customer accounts and receive securities, which requires that Ewing maintain minimum net capital, as defined, of not less than $100,000 at December 31, 2002. Ewing is not subject to Rule 15c3-3 of the Exchange Act, which regulates a broker-dealer’s custody of customer securities, and claims exemption from the reserve requirement under Rule 15c3-3(k)(2)(ii) of the Exchange Act. Ewing maintains net capital in excess of that required by Rule 17a-11 of the Exchange Act which requires Ewing to give notice in the event that Ewing’s net capital falls below certain levels.

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

ITEM 3.     LEGAL PROCEEDINGS

     There are no material legal proceedings pending, or to ICAP’s knowledge, threatened against ICAP or any of its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to ICAP’s stockholders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ICAP’s common stock trades in the over-the-counter market and is quoted on the NASDAQ OTC Bulletin Board under the symbol “ICAP”. The following table sets forth, for the last two fiscal years, the high and low bid and asked prices of the common stock of ICAP. The information set forth below has been obtained from Bloomberg L.P. and is believed to be reliable. The reported high and low bid and asked quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2002	Low Bid	High Bid	Low Asked	High Asked

First Quarter	$1.10	$3.00	$1.65	$3.35
Second Quarter	1.80	2.50	1.90	3.00
Third Quarter	0.72	1.85	1.00	2.00
Fourth Quarter	0.50	1.50	0.75	1.65

Fiscal Year 2001	Low Bid	High Bid	Low Asked	High Asked

First Quarter	$1.38	$2.50	$1.75	$3.50
Second Quarter	1.10	1.55	1.40	1.80
Third Quarter	1.00	1.40	1.20	1.60
Fourth Quarter	1.00	1.35	1.50	1.68

     As of December 31, 2002, there were 3,400,183 shares of ICAP Common Stock outstanding, 1,000 shares held in treasury and 313 stockholders of record. The number of record holders includes as single holders various institutions (such as brokerage firms) that hold shares in “street name” for multiple stockholders.

     ICAP has not paid any cash dividends on the ICAP Common Stock since its organization, and currently intends to retain any earnings for operations and the expansion of its business. Other than state corporate law limitations, there are no restrictions on ICAP’s ability to pay dividends.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis for the fiscal year ended December 31, 2002 has been revised to reflect the effects of a compensation agreement that was entered into during the second quarter of 2002. The restatement for the year ended December 31, 2002, as disclosed in Note (2) to the consolidated financial statements filed under Item 7 herein, involved (i) recording additional compensation expense of $264,000 and additional interest expense of $6,600 for the year ended December 31, 2002 and (ii) reflecting 200,000 additional stock options as having been issued during the second quarter of 2002.

Critical Accounting Policies and Estimates

     The discussion and analysis of ICAP’s financial condition and results of operations are based on ICAP’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally we evaluate these results on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

     ICAP has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. ICAP’s identifiable intangible assets consist of investment management contracts and customer relationships. Management’s allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates require a significant degree of judgment and are based on management’s assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates and are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

     ICAP has completed its initial assessment of impairment for goodwill and identifiable intangible assets. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the investment management segment. In addition, ICAP will periodically review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements and has set an annual impairment test date for goodwill of December 31. Such review will involve ICAP’s determination of reporting unit fair values through estimation of projected cash flows, discount rates, future performance and other variables, which will require a significant amount of judgment by ICAP’s management.

Acquisitions

     On December 31, 2001, ICAP acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. ICC, which was merged with and into ICM on June 30, 2002, is expected to significantly enhance ICAP’s investment management segment in many areas including improved distribution capabilities, increased investment management revenues, and increased efficiencies through economies of scale.

Discontinued Operations

     On October 30, 2001, ICAP sold its ownership of Sprayroq, Enviroq’s 50% owned subsidiary. Enviroq’s operations consisted solely of its investment in Sprayroq, and ICAP has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of the Company to hold the interest bearing promissory notes received in connection with the sale. A loss on sale of discontinued operations of $566,000, after tax, was recorded during the year ended December 31, 2001. Revenues from Enviroq were $1,230,402 for the year ended December 31, 2001. The loss from discontinued operations for Enviroq, including income tax expense, was $31,620 for the year ended December 31, 2001.

Liquidity and Capital Resources

     ICAP’s current assets consist generally of cash, money market funds and taxes receivable. ICAP has financed its operations with funds provided by stockholder capital, proceeds from notes payable, and the disposal of Sprayroq, Inc. ICAP has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

     In connection with the acquisition of ICC, ICAP financed the cash portion of the transaction through a loan from AJG, a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co., a publicly-traded Delaware corporation (NYSE: AJG), pursuant to the terms and conditions of an Investment Agreement, a Convertible Note Agreement, a Convertible Note, an Option Agreement, a Registration Rights Agreement and a Standstill Agreement, each dated as of December 31, 2001 between ICAP and AJG (collectively, the “Loan Documents”). Pursuant to the Loan Documents and the exhibits thereto, among other things, AJG loaned ICAP $3,500,000 to finance the cash portion of the transaction, as well as the costs and expenses associated with the acquisition and for ICAP’s working capital needs. In exchange, ICAP issued a convertible promissory note in favor of AJG which was due on or before April 30, 2002, bore interest at 5% per annum, and could be converted on or prior to maturity into Class A Cumulative Convertible Pay-In-Kind Preferred Stock of ICAP. On March 29, 2002, the loan was converted into 1,166,666 shares of ICAP’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

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

     From January 2002 through June 2002, ICAP managed, under a time specific contract, the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the Federal Deposit Insurance Corporation (“FDIC”) was acting as receiver (the “FDIC contract”). For the year ended December 31, 2002, revenues earned from the FDIC contract were $7,204,196 which includes reimbursable pass-through costs occurring during and after the contract termination date.

     For 2002, the net cash used in operating activities of $366,329 was primarily attributable to an increase in prepaid and other assets. Net cash used in investing activities of $239,282 was primarily due to the purchase of equipment. Net cash provided by financing activities of $275,000 was attributable to the net proceeds from notes payable.

     ICAP, through its subsidiary Ewing, is subject to the net capital requirements of the Exchange Act, the NASD and other regulatory authorities. At December 31, 2002, Ewing’s regulatory net capital was $222,980, which is $122,980 in excess of its minimum net capital requirement of $100,000.

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

     During 2002, ICM was selected by one of the nation’s top securities firms as a top-tier investment manager for use by their more than 7,300 brokers in more than 700 offices throughout the world. In a further effort to focus on investment management, ICAP exited the retail brokerage operations in October 2002 through the termination of the six employees involved exclusively with the retail brokerage operations and is only maintaining the brokerage operations that aid the investment banking business.

     Although ICAP is currently experiencing operational losses and is expected to during part of 2003 as a result of its investments, management projects the investments will justify the current expenses through significant increases in its investment management revenues in future periods.

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

     Total expenses were $12,289,387 for the twelve months ended December 31, 2002, compared to $3,975,688 for the twelve months ended December 31, 2001, representing a 209.1% increase.

     Compensation and benefits increased $5,074,940, or 213.10%, to $7,456,389. Compensation and benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, which are non-recurring and totaled approximately $3.0 million, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to compensation and benefits associated with several newly hired regional ICM sales professionals.

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

     Advertising and marketing expenses increased $546,690, or 226.9%, to $787,677. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM’s advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM’s top-tier investment performance.

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

     Interest expense increased $60,085, or 97.5%, to $121,704. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock and to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

     Other expenses increased $384,113, or 138.0%, to $662,525. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of a new office located in Charlotte, North Carolina which, subsequently, was closed in February 2003.

Expected Impact of Recently Announced Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. As of December 31, 2002, ICAP completed its initial annual impairment test for goodwill with no impairment being required.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. ICAP has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity’s expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and ICAP has adopted FIN 46 as of that date. ICAP potentially has a variable interest in Intrepid Capital, L.P., a private investment partnership in which ICAP serves as the general partner and from which ICAP receives investment management fees. ICAP’s maximum exposure to loss as a result of its involvement with Intrepid Capital, L.P. is limited to its investment of $128,724 at December 31, 2002 and annual investment management fees which approximated $60,000 for the year ended December 31, 2002.

ITEM 7.     FINANCIAL STATEMENTS

     The consolidated financial statements of ICAP as of December 31, 2002 and other information required by Item 310(a) of Regulation S-B are set forth on pages F-1 through F-19 hereof.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     ICAP filed a Form 8-K with the SEC on May 5, 2003 to disclose the dismissal of KPMG LLP as its independent public accountants and the engagement of BDO Seidman LLP to serve as ICAP’s independent public accountants for the year ending December 31, 2003.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT

     Executive officers and directors of ICAP as of the date of the filing of the Original Form 10-KSB are as follows:

Name	Age	Director Since	Position and Offices with Intrepid

Robert B. Dunlap	60	February 2003	Director
Arnold A. Heggestad	59	August 1999	Director
David R. Long	51	March 2002	Director
Amy A. Lord	35	February 2003	Director
Fred J. Shockley	59	February 2003	Director
Mark P. Strauch	47	March 2002	Director
Mark F. Travis	41	September 1998	Executive Vice President and Director
Forrest Travis	64	September 1998	President, Chief Executive Officer and Director
Michael J. Wallace	29	February 2003	Chief Financial Officer, Secretary, Treasurer and Director

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

     Dr. Arnold A. Heggestad has served as a director of ICAP since August 1999. Dr. Heggestad currently serves as Holloway Professor of Finance and Entrepreneurship and director of the Center for Entrepreneurship and Innovation at the University of Florida College of Business Administration. Dr. Heggestad has served as Executive Director of the University of Florida Research Foundation, Inc., director of the Jacksonville, Florida branch of the Federal Reserve Bank of Atlanta, Georgia, advisory director of Florida Bank, chairman of The Cypress Equity Fund and a Commissioner of the Government Accountability to the People Commission. From 1977 until 1986, Dr. Heggestad was the chairman of the Department of Finance, Insurance, and Real Estate and associate dean of the University of Florida College of Business Administration. Dr. Heggestad received a bachelor’s degree from the University of Maryland and masters and Ph.D. degree from Michigan State University.

     David R. Long has served as a director of ICAP since March 2002. Mr. Long is President of AJG Financial Services, Inc. (“AJG”), a Delaware corporation, and Vice President and Chief Investment Officer of Arthur J. Gallagher & Co. (“Gallagher”), a New York Stock Exchange listed, Delaware corporation that is the parent corporation of AJG. Prior to joining AJG in 1980, Mr. Long worked at the Harris Trust and Savings Bank in Chicago, Illinois. Mr. Long serves as a Director for Asset Alliance Corporation, Softwerc Technologies, Inc., and Franklin Capital Group. He is also Chairman of the Board of Directors of Chicago Equity Fund and Peachtree Franchise Finance, LLC. Mr. Long graduated from the University of Illinois with a Bachelor’s of Business Administration Degree in Finance and received his Masters in Management from Northwestern University.

     Amy A. Lord has served as a director of ICAP since February 2003. Ms. Lord has been Vice President and Portfolio Manager of ICM since June 2002, where she manages equity and fixed income portfolios. Prior to the ICC merger with and into ICM in June 2002, Ms. Lord was a Managing Director of ICC in Orlando, Florida, which she joined in 1992. Ms. Lord is President of the Orlando Society of Financial Analysts, and a member of the Association for Investment Management and Research (AIMR). In 1995, Ms. Lord became a Chartered Financial Analyst. She earned a Bachelor’s degree from the University of Florida and currently holds NASD Series 2, 63, and 65 licenses.

     Fred J. Shockley has served as a director of ICAP since February 2003. Mr. Shockley has been Executive Vice President and Senior Portfolio Manager of ICM since June 2002. From June 1995 until ICC’s merger with ICM in June 2002, Mr. Shockley served as the President of ICC. Mr. Shockley also served as Chief Investment Officer of ICC from January 1989 to June 2002. From January 1985 to January 1989, Mr. Shockley served as Vice President and Portfolio Manager of ICC. Prior to joining ICC, Mr. Shockley served in various portfolio management roles at Nationwide Insurance Company for 17 years, the last four of which was as Director of Equities. Mr. Shockley received a Bachelor of Science degree in Chemistry from the University of Cincinnati in 1966 and a MBA from the Ohio State University in 1968. Mr. Shockley received his CFA charter in 1974 and currently holds NASD Series 2, 63 and 65 licenses.

     Mark P. Strauch has served as a director of ICAP since March 2002. Mr. Strauch has been the Executive Vice-President of AJG since 1996 and is Corporate Vice-President of Gallagher. Between 1989 and 2001, Mr. Strauch served as Corporate Treasurer, and prior to that was the Corporate Tax Manager of Gallagher, where he helped develop a tax advantaged investment portfolio unique to the industry. Prior to joining Gallagher as an investment and tax analyst in 1981, Mr. Strauch worked at the Harris Trust and Savings Bank in Chicago, Illinois. Mr. Strauch serves as a Director for Asset Alliance Corporation, US Energy Systems, Inc., Softwerc Technologies, Inc., Icor Brokerage, Orbis Online, Inc., and Peachtree Franchise Finance, LLC. Mr. Strauch holds a Bachelor’s degree in Finance from the University of Illinois, a Masters in Management from Northwestern University and a Masters of Science in Taxation from De Paul University.

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

     Forrest Travis has been President and Chief Executive Officer of ICAP since December 1998 and has served as a director since September 1998. Mr. Travis also has been Executive Vice President of Ewing since August 1999. From June 1995 until the merger of Capital Research Corporation (“CRC”) with and into Ewing in December 1999, Mr. Travis served as President of CRC. From its inception in January 1995, until December 1998, Mr. Travis was President of ICM. From December 1980 to January 1995, Mr. Travis was a Senior Vice President and a Director of the Consulting Group of Smith Barney, Inc. in Jacksonville, Florida. Mr. Travis received a Bachelor of Engineering degree from The Georgia Institute of Technology and currently holds NASD Series 2, 3, 4, 7, 24, 27, 53, 63 and 65 licenses. Forrest Travis is the father of Mark F. Travis.

     Michael J. Wallace has served as a director of ICAP since February 2003. Mr. Wallace has been Chief Financial Officer of Intrepid since December 1998. Mr. Wallace also has been Treasurer of ICM since January 1998. From January 1998 until CRC’s December 1999 merger with and into Ewing, Mr. Wallace served as Treasurer of CRC and has served as Treasurer of Ewing since December 1999. From March 1995 to March 1997, Mr. Wallace was employed by SunTrust Bank of North Florida in branch banking. From January 1993 to January 1995, Mr. Wallace served in the United States Navy. Mr. Wallace holds a Bachelor of Business Administration degree in Accounting from the University of North Florida and is licensed as a CPA in the State of Florida.

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

ITEM 10.     EXECUTIVE COMPENSATION

     The following table and notes present the cash and non-cash compensation paid or accrued during the fiscal years ended December 31, 2002, 2001 and 2000 to ICAP’s Chief Executive Officer and to any other executive officer whose total cash compensation exceeded $100,000.

						Long Term Compensation

	Annual Compensation					Awards		Payouts

					Other	Restricted			All Other
Name and					Annual	Stock	Options/	LTIP	Annual
Principal Position	Year	Salary		Bonus	Compensation	Award	SAR	Payouts	Compensation

Forrest Travis,	2002	$256,000	(1)	—	—	—	—	—	—
President and	2001	$205,100	(1)	—	—	—	—	—	—
Chief Executive Officer	2000	$221,767	(1)	—	—	—	—	—	—
Mark F. Travis	2002	$205,500	(1)	$50,000	—	—	—	—	—
Executive Vice	2001	$195,100	(1)	—	—	—	—	—	—
President	2000	$175,855	(1)	—	—	—	—	—	—

(1)	This amount includes ICAP’s matching contributions to its 401(k) plan for the benefit of Forrest Travis in the aggregate amount of $6,000, $5,100 and $5,100 and for the benefit of Mark F. Travis in the aggregate amount of $5,500, $5,100 and $5,100 for fiscal years 2002, 2001 and 2000, respectively.

Option/SAR Grants in Last Fiscal Year

     During the fiscal year ended December 31, 2002, no options or SAR’s were granted to ICAP’s Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

     No options or SARs were exercised during the fiscal year ended December 31, 2002 by ICAP’s Chief Executive Officer or by any other executive officer whose total cash compensation exceeded $100,000.

Long Term Incentive Plan Awards in Last Fiscal Year

     During the fiscal year ended December 31, 2002, ICAP made no awards under any Long Term Incentive Plan to ICAP’s Chief Executive Officer or to any other executive officer whose total cash compensation exceeded $100,000.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table set forth below presents certain information regarding the beneficial ownership as of February 28, 2003 of (i) each stockholder known to ICAP to own more than 5% of the outstanding shares of any class of the ICAP’s outstanding securities entitled to vote; (ii) directors of ICAP; (iii) executive officers of ICAP; and (iv) all executive officers and directors of ICAP as a group.

		Shares Under
		Exercisable Options	Total Shares
Name and Address	Shares Owned(1)	and Warrants(2)	Beneficially Owned	Percentage Owned

AJG Financial Services, Inc. † (3) The Gallagher Center Two Pierce Place Itasca Illinois 60143-3141	—	1,832,877	1,832,877	35.0%
David M. Brock 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	177,464	17,746	195,210	5.7%

		Shares Under
		Exercisable Options	Total Shares
Name and Address	Shares Owned(1)	and Warrants(2)	Beneficially Owned	Percentage Owned

Bryan A. Davis 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	177,464	17,746	195,210	5.7%
Robert B. Dunlap† 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	—	240,000	240,000	6.6%
Arnold A. Heggestad† 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	15,000	32,500	47,500	1.4%
David W. Long† (3) The Gallagher Center Two Pierce Place Itasca Illinois 60143-3141	—	—	—	—
Amy A. Lord† 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	24,485	2,449	26,934	*
Fred J. Shockley† 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	407,601	40,760	448,361	13.0%
Mark P. Strauch† (3) The Gallagher Center Two Pierce Place Itasca Illinois 60143-3141	—	—	—	—
A. Bronson Thayer 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	203,231	20,323	223,554	6.5%
Forrest Travis†‡ 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	1,297,837	—	1,297,837	38.2%
Mark F. Travis†‡ 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	416,353	—	416,353	12.2%
Michael J. Wallace†‡ 3652 South Third Street, Suite 200 Jacksonville Beach, Florida 32250	33,500	12,500	46,000	1.3%
All directors and executive officers as a group (10 persons)	2,194,776	2,161,086	4,355,862	78.3%
† Director of ICAP
‡ Executive Officer of ICAP
* Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, ICAP believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Includes shares which may be acquired by the exercise of stock options and warrants granted by ICAP and exercisable within 60 days of December 31, 2002.

(3)	On December 31, 2001, AJG Financial Services, Inc. was issued an option to purchase that number of shares of the Common Stock which would equal 51% of the aggregate issued and outstanding Common Stock on a fully diluted basis, of which shares equaling 35.025% of the aggregate issued and outstanding Common Stock on a fully-diluted basis is currently vested, and the remainder of which vests at such time as AJG Financial Services, Inc. makes an additional $4.5 million investment in ICAP. The exercise price per share of Common Stock underlying the option is currently $3.00 per share of Common Stock. David W. Long and Mark P. Strauch represent AJG Financial Services, Inc. on the Board of Directors of the Company.

EQUITY COMPENSATION PLAN INFORMATION

     The table set forth below presents certain information regarding equity compensation plan information as of February 28, 2003 of ICAP.

Number of
	securities to be		Number of
	issued upon	Weighted average	securities
	exercise of	exercise price of	remaining available
	outstanding option,	outstanding option,	for future issuance
	warrants	warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by equity holders (1)	302,500	$1.46	447,500
Equity compensation plans not approved by equity holders	240,000	$2.04	n/a

(1)	ICAP offers options to purchase shares of Common Stock to certain of its employees and directors under the Incentive Stock Option Plan of Intrepid Capital Corporation and the Non Employee Directors Incentive Stock Option Plan of Intrepid Capital Corporation.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following financial statements are filed with this report on Form 10-KSB/A Amendment No. 1:

Independent Auditors’ Report	F-1
Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of December 31, 2002 (As restated) and 2001	F-2
Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Years Ended December 31, 2002 (As restated) and 2001	F-3
Consolidated Statements of Stockholders’ Equity of Intrepid Capital Corporation and Subsidiaries for the Years Ended December 31, 2002 (As restated) and 2001	F-4
Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Years Ended December 31, 2002 (As restated) and 2001	F-5
Notes to Consolidated Financial Statements	F-6

(b) Exhibit Index

Exhibit No.	Description of Exhibit

2.1	Share Purchase Agreement dated as of August 4, 1999, among Intrepid Capital Corporation, Benjamin C. Bishop, Jr., Charles E. Harris, Synagen Capital Partners, Inc. and Arnold A. Heggestad (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed August 18, 1999).

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed April 1, 2002).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.(B) to the Registrant’s Form S-4 filed November 6, 1998, Registration No. 333-66859).

4.1	Form of Warrant Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of the shareholders of ICC Investment Advisors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

4.2	Option Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.1	Incentive Stock Option Plan of Intrepid Capital Corporation (incorporated by reference to Exhibit 10.(D) to the Registrant’s Form S-4 filed November 6, 1998, Registration No. 333-66859).

10.2	Non-Employee Directors’ Stock Option Plan of Intrepid Capital Corporation (incorporated by reference to Exhibit 10.(E) to the Registrant’s Form S-4 filed November 6, 1998, Registration No. 333-66859).

10.3	Form of Non-Negotiable Convertible Promissory Note between Intrepid Capital Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 18, 1999).

10.4	Form of Employment Agreement between Intrepid Capital Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 18, 1999).

10.5	Non-Competition and Confidentiality Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and A. Bronson Thayer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.6	Form of Registration Rights Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of Fred Shockley and David Brock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.7	Investment Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002) (certain of the schedules and Exhibits to the Investment Agreement have been omitted from the Report pursuant to Item 601(b)(20 of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request).

10.8	Convertible Note Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

Exhibit No.	Description of Exhibit

10.9	Registration Rights Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.10	Standstill Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.11	Non-Qualified Stock Option Agreement between Intrepid Capital Corporation and Robert B. Dunlap dated as of January 21, 2003.*

10.12	Letter Agreement between Intrepid Capital Corporation and Robert B. Dunlap dated May 10, 2002.

21.1	List of Subsidiaries.*

24.1	Power of Attorney relating to this Form 10-KSB/A is set forth on the signature page of this Form 10-KSB/A.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

(c)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14.     CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls

     Based on their evaluation of ICAP’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and principal accounting officer of ICAP has concluded that such controls and procedures are effective. There were no significant changes in ICAP’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID CAPITAL CORPORATION

Dated: August 19, 2003	By /s/ Mark F. Travis Mark F. Travis, President and Chief Executive Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

     No annual report to security holders for the registrant’s last fiscal year and no proxy statement, form of proxy or other proxy soliciting material was sent to the stockholders of the registrant during the registrant’s last fiscal year.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Share Purchase Agreement dated as of August 4, 1999, among Intrepid Capital Corporation, Benjamin C. Bishop, Jr., Charles E. Harris, Synagen Capital Partners, Inc. and Arnold A. Heggestad (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed August 18, 1999).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB filed April 1, 2002).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.(B) to the Registrant’s Form S-4 filed November 6, 1998, Registration No. 333-66859).

4.1	Form of Warrant Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of the shareholders of ICC Investment Advisors, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

4.2	Option Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.1	Incentive Stock Option Plan of Intrepid Capital Corporation (incorporated by reference to Exhibit 10.(D) to the Registrant’s Form S-4 filed November 6, 1998, Registration No. 333-66859).

10.2	Non-Employee Directors’ Stock Option Plan of Intrepid Capital Corporation (incorporated by reference to Exhibit 10.(E) to the Registrant’s Form S-4 filed November 6, 1998, Registration No. 333-66859).

10.3	Form of Non-Negotiable Convertible Promissory Note between Intrepid Capital Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 18, 1999).

10.4	Form of Employment Agreement between Intrepid Capital Corporation and Benjamin C. Bishop, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 18, 1999).

10.5	Non-Competition and Confidentiality Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and A. Bronson Thayer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.6	Form of Registration Rights Agreement dated as of December 31, 2001 by and between Intrepid Capital Corporation and each of Fred Shockley and David Brock (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.7	Investment Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002) (certain of the schedules and Exhibits to the Investment Agreement have been omitted from the Report pursuant to Item 601(b)(20 of Regulation S-B, and the Company

Exhibit No.	Description of Exhibit

agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request).

10.8	Convertible Note Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.9	Registration Rights Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.10	Standstill Agreement between Intrepid Capital Corporation and AJG Financial Services, Inc. dated as of December 31, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2002).

10.11	Non-Qualified Stock Option Agreement between Intrepid Capital Corporation and Robert B. Dunlap dated as of January 21, 2003.*

10.12	Letter Agreement between Intrepid Capital Corporation and Robert B. Dunlap dated May 10, 2002.

21.1	List of Subsidiaries.*

24.1	Power of Attorney relating to this Form 10-KSB/A is set forth on the signature page of this Form 10-KSB/A.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report	F-1
Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of December 31, 2002 (As restated) and 2001	F-2
Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Years Ended December 31, 2002 (As restated) and 2001	F-3
Consolidated Statements of Stockholders’ Equity of Intrepid Capital Corporation and Subsidiaries for the Years Ended December 31, 2002 (As restated) and 2001	F-4
Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Years Ended December 31, 2002 (As restated) and 2001	F-5
Notes to Consolidated Financial Statements	F-6

Independent Auditors’ Report

The Board of Directors
Intrepid Capital Corporation

We have audited the accompanying consolidated balance sheets of Intrepid Capital Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

As discussed in note 2, the Company has restated the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.

KPMG LLP

Jacksonville, Florida
March 20, 2003, except for note 2, as to
which the date is August 8, 2003

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2002 and 2001

	2002
Assets	(As Restated, note 2)	2001

Current assets:
Cash and cash equivalents	$310,966	641,577
Investments, at fair value	128,724	81,935
Accounts receivable	30,966	130,504
Taxes receivable	439,000	—
Prepaid and other assets	227,213	164,859

Total current assets	1,136,869	1,018,875
Notes receivable (note 4)	323,919	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $239,515 in 2002 and $199,934 in 2001	428,537	360,348
Identifiable intangible assets, net of accumulated amortization of $111,401 in 2002 (notes 3 and 12)	779,823	891,224
Goodwill, less accumulated amortization of $7,131 in 2002 and 2001 (notes 3 and 12)	3,598,789	3,598,789

Total assets	$6,267,937	6,193,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$310,958	209,984
Accrued expenses	492,183	651,865
Current portion of notes payable (note 6)	600,000	3,725,000
Other	105,187	196,380

Total current liabilities	1,508,328	4,783,229
Deferred compensation (note 2)	174,972	—
Pension plan obligation (note 5)	212,826	214,989
Notes payable, less current portion (note 6)	—	100,000

Total liabilities	1,896,126	5,098,218

Stockholders’ equity (note 7):
Preferred stock, Class A $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at December 31, 2002 (aggregate liquidation preference $3,634,247)	3,500,000	—
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,400,183 and 3,350,180 shares at December 31, 2002 and 2001, respectively	34,002	33,502
Treasury stock, at cost - 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,482,168	3,616,915
Accumulated deficit	(2,640,690)	(2,551,811)

Total stockholders’ equity	4,371,811	1,094,937

	$6,267,937	6,193,155

Commitments (note 11)

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2002 and 2001

	2002
	(As Restated,
	note 2)	2001

Revenues:
Investment management fees (note 10)	$3,484,115	809,430
Investment banking revenues (note 9)	7,578,218	993,751
Commissions	878,024	1,350,295
Other	260,151	152,668

Total revenues	12,200,508	3,306,144

Expenses:
Compensation and benefits (notes 2 and 9)	7,456,389	2,381,449
Brokerage and clearing	207,571	265,311
Advertising and marketing	787,677	240,987
Professional and regulatory fees (note 9)	2,131,766	289,344
Occupancy and maintenance	652,076	372,500
Depreciation and amortization	269,679	86,066
Interest expense	121,704	61,619
Other	662,525	278,412

Total expenses	12,289,387	3,975,688

Loss from continuing operations before income taxes	(88,879)	(669,544)
Income tax benefit (note 8)	—	(251,784)

Loss from continuing operations	(88,879)	(417,760)
Discontinued operations — loss from discontinued operations (note 4)	—	(597,620)

Net loss	(88,879)	(1,015,380)
Dividends on preferred stock	134,247	—

Net loss attributable to common shareholders	$(223,126)	(1,015,380)

Loss per common share — Basic and Diluted:
Loss from continuing operations	$(0.07)	(0.18)
Discontinued operations	—	(0.25)

Net loss attributable to common shareholders per share	$(0.07)	(0.43)

Basic weighted average shares outstanding	3,350,270	2,341,649

Diluted weighted average shares outstanding	3,350,270	2,341,649

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2002 and 2001

				Additional
	Preferred	Common	Treasury	paid-in	Accumulated
	stock	stock	stock	capital	deficit	Total

Balance at December 31, 2000	$—	23,190	(3,669)	2,687,227	(1,536,431)	1,170,317
Common stock issued to Broadland Capital, L.P. upon warrant exercise (note 7)	—	312	—	(312)	—	—
Common stock and warrants issued to acquire ICC (note 3)	—	10,000	—	930,000	—	940,000
Net loss	—	—	—	—	(1,015,380)	(1,015,380)

Balance at December 31, 2001	—	33,502	(3,669)	3,616,915	(2,551,811)	1,094,937
Conversion of note payable to AJG Financial Services, Inc. (note 6)	3,500,000	—	—	—	—	3,500,000
Dividends on preferred stock	—	—	—	(134,247)	—	(134,247)
Common stock issued to Broadland Capital, L.P. upon warrant exercise (note 7)	—	500	—	(500)	—	—
Net loss (As restated, note 2)	—	—	—	—	(88,879)	(88,879)

Balance at December 31, 2002 (As restated, note 2)	$3,500,000	34,002	(3,669)	3,482,168	(2,640,690)	4,371,811

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2002 and 2001

	2002
	(As Restated,
	note 2)	2001

Cash flows from operating activities:
Net loss	$(88,879)	(1,015,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	269,679	86,066
Loss on sale of discontinued operation	—	566,000
Loss on disposal of equipment	12,815	—
(Purchases) sales of investments, net	17,042	(6,185)
Net trading profits	(63,831)	(15,751)
Change in assets and liabilities:
Accounts and taxes receivable	(339,462)	(18,502)
Prepaid and other assets	(62,354)	154,975
Accounts payable and accrued expenses	(192,955)	368,561
Deferred compensation	174,972	—
Pension plan obligation	(2,163)	—
Other liabilities	(91,193)	26,096
Discontinued operations — working capital changes	—	(227,533)

Net cash used in operating activities	(366,329)	(81,653)

Cash flows from investing activities:
Purchase of equipment	(267,609)	(6,824)
Sale of equipment	28,327	—
Proceeds from sale of discontinued operations	—	584,496
Acquisition of ICC, net of cash acquired	—	(3,099,058)

Net cash used in investing activities	(239,282)	(2,521,386)

Cash flows from financing activities:
Proceeds from notes payable	1,900,000	3,500,000
Principal payments on notes payable	(1,625,000)	(675,000)

Net cash provided by financing activities	275,000	2,825,000

Net increase (decrease) in cash and cash equivalents	(330,611)	221,961
Cash and cash equivalents at beginning of year	641,577	419,616

Cash and cash equivalents at end of year	$310,966	641,577

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$111,104	56,524

Cash paid during the year for income taxes	$439,000	—

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$3,500,000	—

Preferred stock dividends accrued but not paid	$134,247	—

Receipt of notes receivable in connection with sale of discontinued operations	$—	323,919

Notes payable issued or assumed in ICC acquisition	$—	125,000

Common stock and warrants issued to acquire ICC	$—	940,000

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)	Organization and Summary of Significant Accounting Policies and Operations

(a)	Organization

Intrepid Capital Corporation (the “Company”), incorporated in 1998, is a Florida-based financial services holding company that conducts its business through its wholly owned subsidiaries, Intrepid Capital Management (“ICM”) and Allen C. Ewing & Co. (“Ewing”).

ICM, a registered investment advisor, manages equity, fixed-income, and balanced portfolios for public and private companies, labor unions, endowments, foundations, and high net worth individuals and families. ICM has received authority to act as an investment manager in several states to meet the needs of its customers throughout the United States.

Ewing is a registered broker-dealer with the Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

In a transaction effective December 31, 2001, the Company acquired all of the outstanding stock of ICC Investment Advisors, Inc., the operations of which are conducted through its wholly-owned subsidiary, The Investment Counsel Company (“ICC”). Subsequent to the acquisition, ICC was merged with and into ICM.

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

The Company earns an investment management fee from each of its customers based on the outstanding balance of assets under management. The fee is calculated quarterly based on a percentage of the individual customer’s account balance at the beginning of the period. All customers are billed on the first day of the quarter and the Company earns this fee ratably such that by the end of the reporting period no deferred income remains.

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

Commissions are earned on securities transactions with a clearing broker-dealer initiated on behalf of customers. Additional commissions are also earned on sales of mutual fund shares and variable annuities and are received directly from the related fund or issuer. All commission revenue is recognized as income when earned. Included within accounts receivable are amounts due from National Financial Services, LLC, the Company’s clearing broker-dealer, which represent monies earned but not yet received from this entity.

(f)	Cash and Cash Equivalents

Any financial instruments which have an original maturity of ninety days or less when purchased are considered cash equivalents.

(g)	Investments

Investments consist of the Company’s investment in Intrepid Capital, L.P., of which the Company serves as the general partner. The Company has classified all investments as trading securities. Trading securities are recorded at fair value based on the last sale or bid price reported by national securities exchanges. Trading security transactions are recorded on the trade date. Unrealized holding gains and losses are included in net trading profits. Dividends and interest income are recognized when earned.

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

Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets acquired in purchase acquisitions. Goodwill had historically been amortized over the estimated period of benefit from the acquired assets, which was 15 years. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) effective January 1, 2002 and completed its initial goodwill impairment test with no impairment noted. In accordance with FAS 142, goodwill is no longer amortized effective January 1, 2002.

FAS 142 states that goodwill should be tested for impairment for each reporting unit on an annual basis and between annual tests if indicators of impairment are present. The Company has performed its annual impairment review by comparing the net book value for each reporting unit, including assigned goodwill, to the reporting unit’s estimated fair value. Based on this assessment, management concluded that no impairment adjustment was necessary.

(k)	Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) effective July 1, 2001. Identifiable intangible assets acquired in purchase acquisitions are separately identified in accordance with FAS 141. Management has assessed identifiable intangible assets to have finite lives of 10 years. Identifiable intangible assets are amortized using accelerated methods over the estimated useful lives of the identifiable intangible assets. Management assesses the recoverability of identifiable intangible assets whenever events or circumstances indicate they may be impaired.

(l)	Earnings (Loss) Per Share

Net loss per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. Stock warrants and convertible instruments were anti-dilutive for the periods presented.

(m)	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by FAS 123, the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.

In December 1998, the Company adopted an Incentive Stock Option Plan (the “ISO”) pursuant to which the Company may grant stock options to officers and key employees. Stock options are granted with an exercise price equal to, or above, the stock’s fair market value at the date of grant.

During the year ended December 31, 2002, stock options to purchase 200,000 shares were issued outside of the ISO. The options were fully vested upon issuance and have an exercise price of $2.00 with a term of seven years. The per share weighted average fair value of stock options granted in 2002 was $1.09 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, risk free interest rate of 4%, expected volatility of 50 % and an expected life of seven years.

On December 28, 2001, stock options to purchase 270,000 shares were issued under the ISO. The options vest over a four-year period and have an exercise price of $1.375 with a term of ten years. The per share weighted average fair value of stock options granted in 2001 was $0.95 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk free interest rate of 6%, expected volatility of 50%, and an expected life of 10 years.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

At December 31, 2002, all previously issued options remained outstanding and there were 380,000 additional shares available for grant under the ISO.

As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	2002
	(As restated note 2)	2001

Reported net loss attributable to common shareholders	$(223,126)	(1,015,380)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(257,757)	—

Net loss attributable to common shareholders — pro forma	$(480,883)	(1,015,380)

Basic and diluted net loss per share
Reported net loss per share	$(0.07)	(0.43)

Pro forma basic and diluted net loss per share	$(0.14)	(0.43)

(q)	Recently Announced Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 introduces new disclosure and liability recognition requirements for guarantees of debt that fall within its scope. ICAP has adopted FIN 45. The liability recognition requirements will be applied for all guarantees entered into or modified after December 31, 2002.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities which do not effectively disperse risk among parties involved. FIN 46 requires an enterprise to consolidate the operations of a variable interest entity if the enterprise absorbs a majority of the variable interest entity’s expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46 are effective for financial statements issued after January 31, 2003 and ICAP has adopted FIN 46 as of that date. ICAP potentially has a variable interest in Intrepid Capital, L.P., a private investment partnership in which ICAP serves as the general partner and from which ICAP receives investment management fees. ICAP’s maximum exposure to loss as a result of its involvement with Intrepid Capital, L.P. is limited to its investment of $128,724 at December 31, 2002 and annual investment management fees which approximated $60,000 for the year ended December 31, 2002.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(2)	Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2002, the Company determined that the accounting effects of an employee compensation arrangement which was entered into during the second quarter of 2002 had not been properly reflected in its previously reported financial statements. The compensation arrangement provided for an initial cash bonus of $300,000, a deferred cash bonus of an additional $300,000 payable in quarterly installments of $25,000 beginning January 1, 2003, and the issuance of an option to purchase 200,000 shares of the Company’s common stock at $2.00 per share. The initial bonus was paid prior to December 31, 2002 and was included in compensation and benefits in the Company’s previously reported financial statements. The effects of the restatement to record the present value of the deferred cash bonus, discounted at 5.0%, are as follows:

	As of December 31, 2002

	As Previously Reported	As Restated

Accrued expenses	$396,555	492,183
Total current liabilities	1,412,700	1,508,328
Deferred compensation	—	174,972
Total liabilities	1,625,526	1,896,126
Total stockholders’ equity	4,642,411	4,371,811

	Year Ended
	December 31, 2002

	As Previously Reported	As Restated

Compensation and benefits	7,192,389	7,456,389
Interest expense	115,104	121,704
Total expenses	12,018,787	12,289,387
Income (loss) from continuing operations before income taxes	181,721	(88,879)
Net income (loss)	181,721	(88,879)
Net income (loss) attributable to common stockholders	47,474	(223,126)
Income (loss) per common share — Basic	0.01	(0.07)
Income (loss) per common share — Diluted	0.01	(0.07)

There was no change to net cash flows from operating, investing and financing activities as a result of the restatement

The Company applies the intrinsic value-based method of accounting for fixed plan stock options prescribed by APB 25. The option issued as part of the compensation arrangement had no intrinsic value on the grant date and the option was anti-dilutive for the year ended December 31, 2002. As a result, the option has no effect on the previously reported results of operations and no related adjustments are required.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(3)	Acquisitions

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

The Company acquired the ICC capital stock in exchange for (i) cash of $2,835,365, (ii) 1,000,000 shares of the Company’s common stock, with attached warrants to purchase an additional 100,000 shares and (iii) the assumption of all ICC liabilities. The common stock issued was valued at $0.94 per share, the bid price on the date of acquisition, less a discount for certain restrictions on the shares issued. The warrants issued carry an exercise price of $6.00 and a term of six years. The underlying shares are also restricted. Therefore, no value has been separately attributed to the warrants.

The aggregate purchase price consisted of the following:

Cash paid	$2,835,365
Stock and stock warrants issued	940,000
Direct costs	330,017
Liabilities assumed	516,299

Total purchase price	$4,621,681

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$93,184
Fixed assets	72,375
Intangible assets	4,456,122

Total assets acquired	$4,621,681

Current liabilities	$(241,310)
Long term liabilities	(274,989)

Total liabilities assumed	$(516,299)

Intangible assets consist of goodwill of $3,564,898 and separately identifiable intangible assets with finite lives of $891,224. Identifiable intangible assets are attributable to the estimated fair value of acquired investment management contracts and customer relationships and are being amortized using accelerated methods over their estimated useful lives of 10 years.

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

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(4)  Discontinued Operations

On October 30, 2001, the Company sold all of the issued and outstanding capital stock of Sprayroq, Enviroq’s 50% owned subsidiary, for cash in the amount of $584,496 and two promissory notes in the aggregate principal amount of $323,919. The promissory notes bear interest at 7% with interest payable annually and a single principle payment at maturity of November 1, 2006. Enviroq’s operations consisted solely of its investment in Sprayroq, and the Company has reported its operations as discontinued for all periods presented.

A loss on sale of discontinued operations of $566,000 was recorded as follows:

Loss on sale of discontinued operations:
Proceeds
Cash	$584,496
Notes	323,919

908,415
Net book value of assets of discontinued operations	(1,106,163)
Accrued severance costs	(130,000)
Income tax expense on taxable gain	(238,252)

$(566,000)

The loss from discontinued operations for Enviroq, including income tax expense, was $31,620 for the year ended December 31, 2001.

(5)	Pension Plan Obligation

The Company assumed a defined benefit pension plan obligation through the acquisition of ICC. The obligation is related to a non-qualified plan which covers a former employee/stockholder of ICC. The benefit is adjusted annually by the percentage increase in the Consumer Price Index – All Urban Consumers (“CPI”) and is paid on a quarterly basis. Current annual payments are approximately $19,000. The adjusted annual benefit is not to exceed $25,000. There are no plan assets associated with this pension plan obligation.

Actuarial present value of benefit obligations:

	2002	2001

Accumulated benefit obligation	$212,826	214,989

Projected benefit obligation	$212,826	214,989

The assumptions used to determine the actuarial present value of the benefit obligation are as follows:

Average annual increase in CPI percentage	2.58%
Discount rate	8.00%
Expected life	19.5	years

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(6)	Notes Payable

     The notes payable at December 31, 2002 and 2001 consist of the following:

	2002	2001

Subordinated convertible promissory notes payable to former shareholders of Ewing, interest only due quarterly at 8%, unsecured, principal payment due annually through maturity on December 31, 2003, $100,000 repaid in January 2003	$200,000	200,000
Note payable to a bank, interest at LIBOR plus 2.5% (3.9% at December 31, 2002), principal plus interest originally due on February 28, 2003 and extended until July 2003	400,000	––
Note payable to AJG Financial Services, Inc., converted into shares of the Company’s Convertible Class A Preferred Stock	––	3,500,000
Note payable to First Florida Capital payable in a single installment of principal plus interest on July 5, 2002, interest at 6%	––	50,000
Line of credit payable in a single installment of principal plus interest, repaid on February 1, 2002, interest at 6%	––	75,000

	600,000	3,825,000
Less current portion	600,000	3,725,000

	$––	100,000

On March 29, 2002, the note payable to AJG Financial Services, Inc. (“AJG”) was converted into 1,166,666 shares of the Company’s Convertible Class A Preferred Stock. The Company’s Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a stated value of $3.00 per share and each share is convertible into one share of the Company’s common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%. Dividends of $134,247 are accrued but not paid at December 31, 2002.

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

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(7)	Stockholders’ Equity

In 1998, pursuant to the terms of a consulting agreement, the Company issued a warrant to Broadland Capital Partners, L.P. (“Broadland”), a former affiliate of the Company. The warrant entitled Broadland to purchase up to 150,000 shares of the Company’s common stock at $.75 per share, subject to certain vesting requirements and conditions to exercise. Broadland exercised 100,000 and 50,000 shares in 2002 and 2001, respectively, using a cashless exercise, which resulted in the issuance of 50,000 and 31,250 shares, respectively.

The Company also granted AJG an option to purchase that number of shares of the Company’s common stock that, upon full exercise thereof and subject to certain vesting requirements, would give AJG beneficial ownership of 51% of the outstanding common stock on a fully-diluted basis. The exercise price for shares of the Company’s common stock underlying the option, which expires on December 31, 2004 if it is not previously exercised, is $3.00 per share, subject to adjustment upon the occurrence of certain events. Of the shares of the Company’s common stock underlying the option, 43.75% of the shares vested upon the issuance of the option, and the remaining 56.25% of the shares will vest at such time as AJG makes an additional investment in the Company in accordance with the terms of an investment agreement. The underlying option shares are restricted. Therefore, no value has been separately attributed to the option. As of December 31, 2002, the option had partially vested such that AJG could purchase up to 1,832,877 shares of common stock.

(8)	Income Taxes

Total income tax expense (benefit) for the years ended December 31 was allocated as follows:

	2002	2001

Loss from continuing operations	$—	(251,784)
Loss from discontinued operations	––	13,532
Loss on sale of discontinued operations	––	238,252

	$––	––

Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2002
	(As restated, note 2)	2001

Tax benefit at statutory federal rate	$(30,219)	(227,645)
Amortization of intangible assets	42,332	1,039
Life insurance premiums	27,704	30,085
State tax benefit	(3,200)	(20,818)
Change in valuation allowance	(56,720)	(35,399)
Other	20,103	954

	$—	(251,784)

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

Income tax benefit attributable to income from continuing operations for the year ended December 31, 2001 consists of:

	Current	Deferred	Total

Year ended December 31, 2001:
U.S. Federal	$(230,966)	000000	(230,966)
State	(20,818)	––	(20,818)

	$(251,784)	––	(251,784)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31 are presented below:

	2002
	(As restated, note 2)	2001

Deferred tax assets:
Net unrealized losses on investments	$—	54
Accrued severance	—	69,966
Deferred compensation	102,828	—
Net operating loss carryforward	118,739	206,684

Total gross deferred tax assets	221,567	276,704
Deferred tax liabilities — other	(2,678)	(1,095)

Net deferred tax assets before valuation allowance	218,889	275,609
Deferred tax asset valuation allowance	(218,889)	(275,609)

Net deferred tax assets	$—	—

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

(9)	Significant Contract

Investment banking revenues earned for the year ended December 31, 2002, includes approximately $7.2 million earned under a single contract with the Federal Deposit Insurance Corporation (“FDIC”) to manage the loan portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC was acting as receiver. The contract, which is nonrecurring, ended on June 30, 2002, and the Company has collected all amounts earned under the

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

agreement. Costs incurred specifically in connection with servicing the FDIC contract included approximately $1.4 million in professional and regulatory fees and $3.3 million in compensation and benefit expenses.

(10)	Related Party Transactions

The Company performs certain investment management functions for Intrepid Capital, L.P. and during 2002 and 2001, received $117,431 and $43,266, respectively, for such services.

(11)	Commitments

Leases are accounted for as operating leases with rental payments recorded on a straight-line basis over the term of the lease regardless of when payments are due. The future minimum rental obligations under the leases are as follows:

Year ending
December 31,	Amount

2003	$420,332
2004	434,967
2005	337,633
2006	337,060
2007	238,783
Thereafter	317,006

$2,085,781

Rent expense for the years ended December 31, 2002 and 2001 was $431,698 and $264,787, respectively.

Ewing is subject to the Securities and Exchange Commission’s Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The SEC is empowered to restrict Ewing’s business activities should its aggregate indebtedness to net capital ratio exceed 15 to 1. At December 31, 2002, Ewing had net capital of $222,980, which was $122,980 in excess of its required capital of $100,000. At the same date, Ewing’s ratio of aggregate indebtedness to net capital was 0.40 to 1.0. Accordingly, Ewing was in compliance with the net capital requirements.

The option granted to AJG, as discussed in note 6, was 43.75% vested at December 31, 2002. The remaining 56.25% of the shares will vest at such time as AJG makes an additional investment in the Company in accordance with the terms of an investment agreement.

(12)	Goodwill and Intangible Assets

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

As of December 31, 2002, the Company completed its initial annual impairment test for goodwill with no impairment being indicated and therefore, there were no changes in the carrying amount of goodwill during 2002. Goodwill for each of the reporting units is summarized as follows as of December 31, 2002:

Investment management unit	$3,564,898
Investment banking unit	33,891

$3,598,789

Prior to the Company’s adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net loss to exclude goodwill amortization expense recognized for the years ended December 31, 2002 and 2001:

	2002 (As restated, note 2)	2001

Reported net loss	$(88,879)	$(1,015,380)
Add back goodwill amortization	—	56,434

Adjusted net loss	$(88,879)	$(958,946)

Basic net loss per share
Reported net loss per share	$(0.07)	$(0.43)
Add back goodwill amortization	—	0.02

Adjusted basic net loss per share	$(0.07)	$(0.41)

Diluted net loss per share
Reported net loss per share	$(0.07)	$(0.43)
Add back goodwill amortization	—	0.02

Adjusted diluted net loss per share	$(0.07)	$(0.41)

(13)	Segments

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

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(loss)	for each of the reportable segments are summarized as follows for the years ended December 31, 2002 and 2001:

	2002
	(As restated, note 2)	2001

Revenues:
Investment management segment	$3,489,425	824,838
Investment banking segment	8,600,599	2,423,283
Corporate	774,886	438,274
Intersegment revenues	(664,402)	(380,251)

	$12,200,508	3,306,144

Income (loss) from continuing operations:
Investment management segment	$(594,742)	(255,004)
Investment banking segment	1,285,849	166,090
Corporate	(799,986)	(328,846)

	$(88,879)	(417,760)

As discussed in note 9, the results of operations for the investment banking segment in 2002 were significantly influenced by a nonrecurring contract with the FDIC.

The total assets for each of the reportable segments are summarized as follows as of December 31, 2002 and 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2002	2001

Assets:
Investment management segment	$4,729,825	4,719,199
Investment banking segment	387,289	343,446
Other	1,150,823	1,130,510

	$6,267,937	6,193,155