Form 10QSB/A
period 2002-06-30
INTREPID CAPITAL CORP
filed 2003-08-29
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1
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

Index to Form 10-QSB/A, Amendment No. 1
For the Quarter Ended June 30, 2002

PART I – FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of June 30, 2002 (As restated) and December 31, 2001	4
Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three and Six Month Periods Ended June 30, 2002 (As restated) and 2001	5
Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Six Month Periods Ended June 30, 2002 (As restated) and 2001	6
Notes to Consolidated Financial Statements	7-12
Item 2 Management’s Discussion and Analysis or Plan of Operation
Critical Accounting Policies and Estimates	13
Acquisitions	14
Discontinued Operations	14
Liquidity and Capital Resources	14
Results of Operations	15-18
PART II – OTHER INFORMATION
Item 1 Legal Proceedings	18
Item 2 Changes in Securities and Use of Proceeds	18
Item 3 Defaults upon Senior Securities	18
Item 4 Submission of Matters to a Vote of Security Holders	18
Item 5 Other Information	18
Item 6 Exhibits and Reports on Form 8-K	19
Signatures	20

Restatement

Intrepid Capital Corporation (the “Company”) is amending its quarterly report on Form 10-QSB for the quarter ended June 30, 2002, to reflect the effects of a compensation agreement which was entered into during the second quarter of 2002 and was not fully included in the aforementioned report. The restatement for the three and six months ended June 30, 2002, as disclosed in Note (2) – Restatement herein, involved i) recording additional compensation expense of $364,000 for the three and six months ended June 30, 2002 and ii) reflecting 200,000 additional stock options as having been issued during the second quarter of 2002. The consolidated financial statements as of and for the three and six months ended June 20, 2002, are restated herein.

ITEM 1. FINANCIAL INFORMATION

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(unaudited)

	2002
	(As restated,
Assets	Note 2)	2001

Current assets:
Cash and cash equivalents	$1,479,525	641,577
Investments, at fair value	94,139	81,935
Accounts receivable	2,933,083	130,504
Prepaid and other assets	436,402	164,859

Total current assets	4,943,149	1,018,875
Notes receivable	323,919	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $285,320 in 2002	437,735	360,348
Other assets	16,039	—
Intangible assets, net of accumulated amortization of $44,561 in 2002	846,663	891,224
Goodwill, net of accumulated amortization of $7,131 in 2002 and 2001	3,598,789	3,598,789

Total assets	$10,166,294	6,193,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$714,988	209,984
Accrued expenses	1,286,134	651,865
Current portion of notes payable	1,600,000	3,725,000
Taxes payable	139,339	—
Other	156,185	196,380

Total current liabilities	3,896,646	4,783,229
Deferred compensation (Note 2)	215,710	—
Pension plan obligation	213,908	214,989
Notes payable, less current portion	100,000	100,000

Total liabilities	4,426,264	5,098,218

Stockholders’ equity:
Preferred stock, Class A, $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at June 30, 2002	3,500,000	—
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,350,183 shares at June 30, 2002 and December 31, 2001	33,502	33,502
Treasury stock, at cost - 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,570,768	3,616,915
Accumulated deficit	(1,360,571)	(2,551,811)

Total stockholders’ equity	5,740,030	1,094,937

	$10,166,294	6,193,155

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Three and Six month periods ended June 30, 2002 and 2001
(unaudited)

	Three months		Six months
	ended June 30		ended June 30

	2002	2001	2002	2001

	(As restated,		(As restated,
	Note 2)		Note 2)

Revenues:
Asset management fees	$810,282	184,206	1,643,761	403,899
Investment banking revenues	4,175,699	164,759	7,230,005	266,648
Commissions	248,201	340,470	575,930	694,155
Other	83,176	34,330	131,800	60,268

Total revenues	5,317,358	723,765	9,581,496	1,424,970

Expenses:
Salaries and employee benefits	3,133,134	557,914	5,107,960	1,170,072
Brokerage and clearing	48,932	64,727	111,454	135,022
Advertising and marketing	194,766	49,206	315,303	86,588
Professional and regulatory fees	1,028,611	79,823	1,465,828	132,382
Occupancy and maintenance	169,169	89,782	312,352	181,278
Depreciation and amortization	58,952	21,760	113,190	43,409
Interest expense	36,630	17,353	87,925	35,704
Other	176,480	66,234	313,944	136,616

Total expenses	4,846,674	946,799	7,827,956	1,921,071

Income (loss) from continuing operations before income taxes	470,684	(223,034)	1,753,540	(496,101)
Income tax expense	186,274	—	562,300	—

Income (loss) from continuing operations	284,410	(223,034)	1,191,240	(496,101)
Discontinued operations — income (loss) from discontinued operations	—	31,445	—	(33,108)

Net income (loss)	284,410	(191,589)	1,191,240	(529,209)

Dividends on preferred stock	46,147	—	46,147	—

Net income (loss) attributable to common stockholders	$238,263	(191,589)	1,145,093	(529,209)

Income (loss) per common share — Basic:
Income (loss) from continuing operations	$0.07	(0.10)	0.34	(0.21)
Discontinued operations	—	0.02	—	(0.02)

Net income (loss) attributable to common stockholders per share	$0.07	(0.08)	0.34	(0.23)

Income (loss) per common share — Diluted:
Income (loss) from continuing operations	$0.06	(0.10)	0.26	(0.21)
Discontinued operations	—	0.02	—	(0.02)

Net income (loss) attributable to common stockholders per share	$0.06	(0.08)	0.26	(0.23)

Basic weighted average shares outstanding	3,349,183	2,339,944	3,349,183	2,329,528

Diluted weighted average shares outstanding	4,661,975	2,339,944	4,668,665	2,329,528

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001
(unaudited)

	2002
	(As restated,
	Note 2)	2001

Cash flows from operating activities:
Net income (loss)	$1,191,240	(529,209)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	113,190	88,671
(Purchases) sales of investments, net	(3,880)	7,055
Net trading profits	(8,324)	(4,318)
Change in assets and liabilities:
Accounts receivable	(2,802,579)	11,262
Prepaid and other assets	(287,582)	175,737
Accounts payable and accrued expenses	1,093,126	(89,851)
Taxes payable	139,339	—
Deferred compensation	215,710	—
Pension obligation	(1,081)	—
Other liabilities	(40,195)	(54,064)
Discontinued operations — working capital changes	—	62,757

Net cash used in operating activities	(391,036)	(331,960)

Cash used in investing activities — purchase of equipment	(146,016)	(5,491)

Cash flows from financing activities:
Proceeds from notes payable	1,500,000	—
Principal payments on notes payable	(125,000)	(169,444)
Advances from shareholder	—	262,110

Net cash provided by financing activities	1,375,000	92,666

Net increase (decrease) in cash and cash equivalents	837,948	(244,785)
Cash and cash equivalents at beginning of period	641,577	419,616

Cash and cash equivalents at end of period	$1,479,525	174,831

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$72,865	29,159

Cash paid during the period for income taxes	$439,000	—

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$3,500,000	—

Preferred stock dividends accrued but not paid	$46,147	—

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

In a transaction effective October 30, 2001, the Company discontinued its resinous material operations formerly conducted through Enviroq Corporation (“Enviroq”) by selling all of the issued and outstanding capital stock of Sprayroq, Inc., Enviroq’s 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of the Company to hold the promissory notes received in connection with the sale, but conducts no operations currently, as its operations consisted solely of its investment in Sprayroq, Inc.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2002. Except as indicated herein, there have been no significant changes from the financial data published in the Company’s Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

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

Goodwill consists of excess purchase price over net tangible assets and identifiable intangible assets acquired in purchase acquisitions. Goodwill had historically been amortized over the period estimated to benefit from the acquired assets, which was 15 years. The Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) effective July 1, 2001 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) effective January 1, 2002. Accordingly, goodwill is no longer amortized effective January 1, 2002 and the Company completed its initial goodwill impairment test with no impairment noted.

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

(d)	Earnings (Loss) Per Share

Net income (loss) per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. Diluted earnings per share assumes dilutive warrants and convertible instruments to purchase shares of common stock have been exercised using the treasury stock method. Dividends and interest expense incurred on convertible instruments are added back to net income attributable to common stockholders when such instruments are dilutive.

Diluted earnings per share for the three and six months ended June 30, 2002 assumes 146,125 and 152,815 shares of common stock, respectively, have been issued upon exercise of dilutive warrants and stock options, and 1,166,666 shares of common stock have been issued in exchange for convertible preferred stock. In addition, dividends and interest incurred on convertible preferred stock of $46,147 and $86,900 have been added back to net income attributable to common stockholders for the three and six months ended June 30, 2002, respectively. Convertible instruments were anti-dilutive for all other periods presented.

(e)	Comprehensive Income (Loss)

No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and six month periods ended June 30, 2002 and 2001.

(2)  Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2002, the Company determined that the accounting effects of an employee compensation arrangement which was entered into during the second quarter of 2002 had not been properly reflected in its previously reported financial statements. The compensation arrangement provided for an initial cash bonus of $300,000, a deferred cash bonus of an additional $300,000 payable in quarterly installments of $25,000 beginning January 1, 2003, and the issuance of an option to purchase 200,000 shares of the Company’s common stock at $2.00 per share. Of the initial bonus, $200,000 was accrued prior to June 30, 2002 and was included in salaries and employee benefits in the Company’s previously reported financial statements. The effects of the restatement to record the remaining initial cash bonus of $100,000 and the present value of the deferred cash bonus, discounted at 5.0%, are as follows:

	As of June 30, 2002

	As Previously
	Reported	As Restated

Accrued expenses	$1,137,844	1,286,134
Taxes payable	277,659	139,339
Total current liabilities	3,886,676	3,896,646
Deferred compensation	—	215,710
Total liabilities	4,200,584	4,426,264
Total stockholders’ equity	5,965,710	5,740,030

	Three Months		Six Months
	Ended June 30, 2002		Ended June 30, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Salaries and employee benefits	$2,769,134	3,133,134	4,743,960	5,107,960
Total expenses	4,482,674	4,846,674	7,463,956	7,827,956
Income from continuing operations before income taxes	834,684	470,684	2,117,540	1,753,540
Income tax expense	335,025	186,274	700,620	562,300
Net income	499,659	284,410	1,416,920	1,191,240
Net income attributable to common stockholders	453,512	238,263	1,370,773	1,145,093
Income per common share — Basic	0.14	0.07	0.41	0.34
Income per common share — Diluted	0.11	0.06	0.31	0.26

There was no change to net cash flows from operating, investing and financing activities as a result of the restatement.

The Company applies the intrinsic value-based method of accounting for fixed plan stock options prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The option issued as part of the compensation arrangement had no intrinsic value on the grant date and the option was anti-dilutive for the three and six month periods ended June 30, 2002. As a result, the option has no effect on the previously reported results of operations and no related adjustments are required.

(3)	Acquisitions

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

The following unaudited pro forma financial information presents the consolidated results of operations as if the purchase of ICC had occurred on January 1, 2001. Pro forma total revenues would have been $1,225,427 and $2,428,293 for the three and six months ended June 30, 2001, respectively. Pro forma net loss would have been $273,955 and $689,146 for the three and six months ended June 30, 2001, respectively. Pro forma basic and diluted net loss per share would have been $0.08 and $0.21 for the three and six months ended June 30, 2001, respectively.

(4)	Related Party Transactions

The Company performs certain asset management functions for Intrepid Capital, L.P. and during the six months ended June 30, 2002 and 2001, received $34,313 and $21,012, respectively, for such services.

(5)	Intangible Assets

The Company has preliminarily determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC. Such assets have been allocated to the asset management segment. The Company continues to assess its allocation of the ICC purchase price with regard to identifiable intangible assets and expects to complete the final allocation during the third quarter of 2002. At June 30, 2002, identifiable intangible assets preliminarily amounted to $846,663, net of accumulated amortization of $44,561. Amortization expense was $44,561 for the six months ended June 30, 2002 and the Company estimates the annual aggregate amortization expense for this and succeeding years to be approximately: 2002, $111,000; 2003, $114,000; 2004, $97,000; 2005, $82,000; 2006, $70,000; and 2007, $59,000.

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2002. Goodwill for each of the Company’s reporting units is summarized as follows as of June 30, 2002:

Asset management segment	$3,564,898
Broker-dealer services segment	33,891

$3,598,789

Prior to the Company’s adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net income (loss) to exclude goodwill amortization expense recognized for the three and six month periods ended June 30, 2002 and 2001:

	Three months ended June 30		Six months ended June 30

	2002		2002
	(As restated,		(As restated,
	note 2)	2001	note 2)	2001

Reported net income (loss)	$284,410	(191,589)	1,191,240	(529,209)
Add back goodwill amortization	—	18,583	—	37,166

Adjusted net income (loss)	284,410	(173,006)	1,191,240	(492,043)

Basic net income (loss) per share Reported net income (loss) per share	$0.07	(0.08)	0.34	(0.23)
Add back goodwill amortization	—	0.01	—	0.02

Adjusted basic net income (loss) per share	$0.07	(0.07)	0.34	(0.21)

Diluted net income (loss) per share Reported net income (loss) per share	$0.06	(0.08)	0.26	(0.23)
Add back goodwill amortization	—	0.01	—	0.02

Adjusted diluted net income (loss) per share	$0.06	(0.07)	0.26	(0.21)

(6)	Notes Payable

The notes payable at June 30, 2002 and December 31, 2001 consist of the following:

	2002	2001

Note payable to bank, principal due on or before August 31, 2002, interest at LIBOR plus 2.50% (4.34% at June 30, 2002)	$1,500,000	––
Note payable to AJG Financial Services, Inc., converted into shares of the Company’s Convertible Class A Preferred Stock	––	3,500,000
Subordinated convertible promissory notes payable to former shareholders of Ewing	200,000	200,000
Note payable to First Florida Capital	––	50,000
Line of credit payable to a bank	––	75,000

	1,700,000	3,825,000
Less current portion	1,600,000	3,725,000

	$100,000	100,000

On March 29, 2002, the note payable to AJG Financial Services, Inc. (“AJG”) was converted into 1,166,666 shares of the Company’s Convertible Class A Preferred Stock. The Company’s Convertible Class A Preferred Stock issued to AJG is a cumulative pay-in-kind preferred stock with a par value of $0.01 and a stated value of $3.00 per share, and each share is convertible into one share of the Company’s common stock. Dividends are to be paid semi-annually in cash or Convertible Class A Preferred Stock at an annual rate of 5%. Dividends of $46,147 are accrued but not paid at June 30, 2002.

(7)	Segments

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

The revenues and net income (loss) for each of the reportable segments are summarized as follows for the three and six month periods ended June 30, 2002 and 2001:

	Three months ended June 30		Six months ended June 30

	2002		2002
	(As restated,		(As restated,
	note 2)	2001	note 2)	2001

Revenues:
Asset management segment	$807,808	186,787	1,648,371	409,201
Broker-dealer services segment	4,459,370	519,985	7,875,799	998,155
Corporate	534,582	50,614	601,728	224,308
Intersegment revenues	(484,402)	(33,621)	(544,402)	(206,694)

	$5,317,358	723,765	9,581,496	1,424,970

Net income (loss) from continuing operations:
Asset management segment	$(174,977)	(64,809)	(273,717)	(102,309)
Broker-dealer services segment	1,336,401	11,843	2,378,735	(47,076)
Corporate	(877,014)	(170,068)	(913,778)	(346,716)

	$284,410	(223,034)	1,191,240	(496,101)

The total assets for each of the reportable segments are summarized as follows as of June 30, 2002 and December 31, 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2002	2001

Assets:
Asset management segment	$4,698,328	4,719,199
Broker-dealer services segment	4,207,588	343,446
Other	1,260,378	1,130,510

	$10,166,294	6,193,155

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-QSB/A that are forward-looking statements represent management’s belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes”, “intends”, “may”, “should”, “anticipates”, “expected”, “estimated”, “projected” or comparable terminology, or by discussion of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements, by their nature, involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB/A and those described from time to time in the Company’s other filings with the SEC and the risk that the underlying assumptions made by management in this Quarterly Report on Form 10-QSB/A are not, in fact, correct. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

Restatement

Management’s discussion and analysis for the three and six months ended June 30, 2002 has been revised to reflect the effects of a compensation agreement which was entered into during the second quarter of 2002. The restatement, as disclosed in Note 2 to the consolidated financial statements involved i) recording additional compensation expense of $364,000 for the three and six months ended June 30, 2002 and ii) reflecting 200,000 additional stock options as having been issued during the second quarter of 2002.

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

      The Company has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. The Company’s identifiable intangible assets consist of investment management contracts and customer relationships. Management’s allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates are based on management’s assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates. These estimates are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

      In addition, the Company will periodically review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements. Such review will involve the Company’s estimation of segment cash flows, future performance and other variables, which will require a significant amount of judgment by the Company’s management.

Acquisitions

      On December 31, 2001, the Company acquired 100% of the outstanding capital stock of ICC and has accounted for this transaction under the purchase method of accounting. ICC, which was merged with and into ICM on June 30, 2002, is expected to significantly enhance the Company’s asset management segment in many areas including improved distribution capabilities, increased asset management revenues, and increased efficiencies through economies of scale.

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

Discontinued Operations

      On October 30, 2001, the Company sold its ownership of Sprayroq, Inc., Enviroq’s 50% owned subsidiary. Enviroq’s operations consisted solely of its investment in Sprayroq, Inc., and the Company has reported its operations as discontinued for all periods presented. Enviroq conducts no operations currently, but remains a wholly-owned subsidiary of the Company to hold the interest bearing promissory notes received in connection with the sale. Revenues from Enviroq were $588,018 for the six months ended June 30, 2001. The loss from discontinued operations for Enviroq was $33,108 for the six months ended June 30, 2001.

Liquidity and Capital Resources

      The Company’s current assets consist generally of cash, money market funds and accounts receivable. The Company has financed its operations with funds provided by stockholder capital, proceeds from notes payable, and the disposal of Sprayroq, Inc. The Company has developed and is implementing a growth strategy plan that includes both internal growth and external growth through acquisitions.

      In connection with the acquisition of ICC, the Company financed the cash portion of the transaction through a loan from AJG, a Delaware corporation and wholly-owned subsidiary of Arthur J. Gallagher & Co., a publicly-traded Delaware corporation (NYSE: AJG), pursuant to the terms and conditions of an Investment Agreement, a Convertible Note Agreement, a Convertible Note, an Option Agreement, a Registration Rights Agreement and a Standstill Agreement, each dated as of December 31, 2001 between the Company and AJG (collectively, the “Loan Documents”). Pursuant to the Loan Documents and the exhibits thereto, among other things, AJG loaned the Company $3,500,000 to finance the cash portion of the transaction, as well as the costs and expenses associated with the acquisition and for the Company’s working capital needs. In exchange, the Company issued a convertible promissory note in favor of AJG which was due on or before April 30, 2002, bore interest at 5% per annum, and could be converted on or prior to maturity into Class A Cumulative Convertible Pay-In-Kind Preferred Stock of the Company. On March 29, 2002, the loan was converted into 1,166,666 shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

      The Company believes the acquisition of ICC and subsequent merger with and into ICM provides the Company a much broader distribution platform for asset management services, branding, and the ability to consolidate back-office asset management functions. The Company opened a new office in Charlotte, North Carolina and hired three investment services professionals to help broaden the

Company’s investment management and investment banking services and presence in the Southeast. The Company believes that its broker-dealer services segment will continue to generate high-margin investment banking revenues during the remainder of 2002 based on other existing contracts in place. The Company also believes that its new strategic partnership with AJG will provide additional capital for future strategic opportunities.

      The Company and the Federal Deposit Insurance Corporation (“FDIC”) entered into an agreement to manage the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC is acting as receiver (the “FDIC contract”) from January 2002 through June 2002. For the six months ended June 30, 2002, revenues earned from the FDIC contract were $7,060,282. At June 30, 2002, receivables from the FDIC account for approximately 98% of the Company’s accounts receivable.

      For the six months ended June 30, 2002, net cash used in operating activities was $391,036, primarily attributable to the Company’s net income for the period offset by significant increases in accounts receivable as a result of the FDIC contract. Net cash used in investing activities was $146,016, which is due to the purchase of equipment. Net cash provided by financing activities was $1,375,000, which is primarily due to proceeds from notes payable.

      The Company, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At June 30, 2002, Ewing’s regulatory net capital was $105,834, which is $41,213 in excess of its minimum net capital requirement of $64,621.

Results of Operations

      If the purchase of ICC had occurred on January 1, 2001, the consolidated results of operations would have reflected pro forma total revenues of $1,225,427 and $2,428,293 and pro forma net loss of $273,955 and $689,146 for the three and six months ended June 30, 2001, respectively.

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

      Total expenses were $4,846,674 for the three months ended June 30, 2002, compared to $946,799 for the three months ended June 30, 2001, representing a 411.9% increase.

      Salaries and employee benefits increased $2,575,220, or 461.6%, to $3,133,134. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

      Brokerage and clearing expenses decreased $15,795, or 24.4%, to $48,932. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

      Advertising and marketing expenses increased $145,560, or 295.8%, to $194,766. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM’s advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM’s excellent investment performance.

      Professional and regulatory expenses increased $948,788, or 1,188.6%, to $1,028,611. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

      Occupancy and maintenance expenses increased $79,387, or 88.4%, to $169,169. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company’s new office located in Charlotte, North Carolina.

      Interest expense increased $19,277, or 111.1%, to $36,630. The increase is primarily attributable to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

      Other expenses increased $110,246, or 166.4%, to $176,480. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company’s new office located in Charlotte, North Carolina.

      Income tax expense was $186,274. The effective tax rate for the six months ended June 30, 2002 was 39.6%. The effective tax rate was higher than the statutory rate due to certain expenses incurred by the Company during the six month period which are non-deductible for tax purposes.

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

      Total expenses were $7,827,956 for the six months ended June 30, 2002, compared to $1,921,071 for the six months ended June 30, 2001, representing a 307.5% increase.

      Salaries and employee benefits increased $3,937,888, or 336.6%, to $5,107,960. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

      Brokerage and clearing expenses decreased $23,568, or 17.5%, to $111,454. Brokerage and clearing expenses represent the securities transaction and other costs paid to the clearing broker-dealer, and are related to commission revenue earned by Ewing. The net decrease is primarily attributable to decreased transaction volume.

      Advertising and marketing expenses increased $228,715, or 264.1%, to $315,303. The increase is primarily attributable to the travel and entertainment expenses associated with new regional sales professionals and an increase in ICM’s advertising and marketing expenses associated with a new advertising and marketing campaign aimed to attract prospective clients and to inform them of ICM’s excellent investment performance.

      Professional and regulatory expenses increased $1,333,446, or 1,007.3%, to $1,465,828. The increase is primarily attributable to the legal and other costs associated with the FDIC contract.

      Occupancy and maintenance expenses increased $131,074, or 72.3%, to $312,352. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company’s new office located in Charlotte, North Carolina.

      Interest expense increased $52,221, or 146.3%, to $87,925. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock.

      Other expenses increased $177,328, or 129.8%, to $313,944. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company’s new office located in Charlotte, North Carolina.

      Income tax expense was $562,300. Total tax expense was $702,775 prior to the change in valuation allowance of $140,475, which is primarily attributable to revised expectations regarding the ability to utilize the Company’s net operating loss carryforward. The effective tax rate for the six months ended June 30, 2002 was 32.1%. The effective tax rate was lower than the statutory rate due to a change in valuation allowance of $140,475.

PART II – OTHER INFORMATION

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

Dated: August 27, 2003

EXHIBIT INDEX

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