Form 10QSB/A
period 2002-09-30
INTREPID CAPITAL CORP
filed 2003-09-02
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No.1
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to _______________________

Commission file number 333-66859

INTREPID CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE	59-3546446
(State of Incorporation)	(I.R.S. Employer Identification No.)

3652 South Third Street, Suite 200, Jacksonville Beach, Florida	32250
(Address of principal executive offices)	(Zip Code)

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

ITEM 1. FINANCIAL INFORMATION
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Critical Accounting Policies and Estimates
Acquisitions
Discontinued Operations
Liquidity and Capital Resources
Results of Operations
ITEM 3. CONTROLS AND PROCEDURES
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES AND CERTIFICATIONS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PAO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE PAO

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Index to Form 10-QSB/A Amendment No. 1
For the Quarter Ended September 30, 2002

PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of September 30, 2002 (As restated) and December 31, 2001	4
	Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three and Nine Month Periods Ended September 30, 2002 (As restated) and 2001	5
	Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Nine Month Periods Ended September 30, 2002 (As restated) and 2001	6
	Notes to Consolidated Financial Statements	7-12
Item 2	Management's Discussion and Analysis or Plan of Operation
	Critical Accounting Policies and Estimates	13
	Acquisitions	14
	Discontinued Operations	14
	Liquidity and Capital Resources	14-15
	Results of Operations	15-18
Item 3	Controls and Procedures	18
PART II – OTHER INFORMATION
Item 1	Legal Proceedings	19
Item 2	Changes in Securities and Use of Proceeds	19
Item 3	Defaults upon Senior Securities	19
Item 4	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6	Exhibits and Reports on Form 8-K	19-21
Signatures and Certifications		22-25

Restatement

Intrepid Capital Corporation (the “Company”) is amending its quarterly report on Form 10-QSB for the quarter ended September 30, 2002, to reflect the effects of a compensation agreement which was entered into during the second quarter of 2002 and was not fully included in the aforementioned report. The restatement for the three and nine months ended September 30, 2002, as disclosed in Note (2) – Restatement herein, involved i) reducing compensation expense by $100,000 and recording additional interest expense of $3,300 for the three months ended September 30, 2003, ii) recording additional compensation expense of $264,000 and additional interest expense of $3,300 for the nine months ended September 30, 2002, and iii) reflecting 200,000 additional stock options as having been issued during the second quarter of 2002. The consolidated financial statements as of and for the three and nine months ended September 30, 2002 are restated herein.

ITEM 1.       FINANCIAL INFORMATION

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(unaudited)

	2002
	(As restated,
	Note 2)	2001

Assets
Current assets:
Cash and cash equivalents	$597,553	641,577
Investments, at fair value	86,125	81,935
Accounts receivable	218,442	130,504
Prepaid and other assets	648,153	164,859

Total current assets	1,550,273	1,018,875
Notes receivable	323,919	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $321,626 in 2002 and $218,174 in 2001	480,889	360,348
Intangible assets, net of accumulated amortization of $77,981 in 2002	813,243	891,224
Goodwill, net of accumulated amortization of $7,131 in 2002 and 2001	3,598,789	3,598,789

Total assets	$6,767,113	6,193,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$387,513	209,984
Accrued expenses	677,848	651,865
Current portion of notes payable	100,000	3,725,000
Other	108,752	196,380

Total current liabilities	1,274,113	4,783,229
Deferred compensation (Note 2)	195,223	—
Pension plan obligation	213,367	214,989
Notes payable, less current portion	100,000	100,000

Total liabilities	1,782,703	5,098,218

Stockholders’ equity:
Preferred stock, Class A, $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at September 30, 2002 (aggregate liquidation preference $3,589,897)	3,500,000	—
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,350,183 shares at September 30, 2002 and December 31, 2001	33,502	33,502
Treasury stock, at cost - 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,527,018	3,616,915
Accumulated deficit	(2,072,441)	(2,551,811)

Total stockholders’ equity	4,984,410	1,094,937

	$6,767,113	6,193,155

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine month periods ended September 30, 2002 and 2001
(unaudited)

	Three months		Nine months
	ended September 30		ended September 30
	2002	2001	2002	2001
	(As restated,		(As restated,
	Note 2)		Note 2)

Revenues:
Asset management fees	$922,897	198,679	2,566,658	602,578
Investment banking revenues	257,165	74,738	7,487,170	341,386
Commissions	214,343	331,354	790,273	1,025,509
Other	32,771	15,211	164,571	75,479

Total revenues	1,427,176	619,982	11,008,672	2,044,952

Expenses:
Salaries and employee benefits	1,290,145	455,657	6,398,105	1,625,729
Brokerage and clearing	52,551	64,866	164,005	199,888
Advertising and marketing	276,113	86,695	591,416	173,283
Professional and regulatory fees	494,059	79,994	1,959,887	212,376
Occupancy and maintenance	179,614	90,985	491,966	272,263
Depreciation and amortization	78,145	21,759	191,335	65,169
Interest expense	21,923	16,632	109,848	52,334
Other	174,100	61,383	488,044	197,999

Total expenses	2,566,650	877,971	10,394,606	2,799,041

Income (loss) from continuing operations before income taxes	(1,139,474)	(257,989)	614,066	(754,089)
Income tax expense (benefit)	(411,244)	—	134,696	—

Income (loss) from continuing operations	(728,230)	(257,989)	479,370	(754,089)
Discontinued operations – loss from discontinued operations	—	(311,898)	—	(345,007)

Net income (loss)	(728,230)	(569,887)	479,370	(1,099,096)

Dividends on preferred stock	43,750	—	89,897	—

Net income (loss) attributable to common stockholders	$(771,980)	(569,887)	389,473	(1,099,096)

Income (loss) per common share – Basic:
Income (loss) from continuing operations	$(0.23)	(0.11)	0.12	(0.32)
Discontinued operations	—	(0.13)	—	(0.15)

Net income (loss) attributable to common stockholders per share	$(0.23)	(0.24)	0.12	(0.47)

Income (loss) per common share – Diluted:
Income (loss) from continuing operations	$(0.23)	(0.11)	0.11	(0.32)
Discontinued operations	—	(0.13)	—	(0.15)

Net income (loss) attributable to common stockholders per share	$(0.23)	(0.24)	0.11	(0.47)

Basic weighted average shares outstanding	3,349,183	2,350,246	3,349,183	2,336,510

Diluted weighted average shares outstanding	3,349,183	2,350,246	4,617,725	2,336,510

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001
(unaudited)

	2002
	(As restated,
	Note 2)	2001

Cash flows from operating activities:
Net income (loss)	$479,370	(1,099,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	191,335	65,169
Loss on sale of discontinued operations	—	327,747
Gain on disposal of assets	(936)	—
(Purchases) sales of investments, net	(3,880)	8,939
Net trading profits	(310)	(3,246)
Change in assets and liabilities:
Accounts receivable	(87,938)	14,190
Prepaid and other assets	(483,294)	200,265
Accounts payable and accrued expenses	113,615	192,360
Deferred compensation	195,223	—
Pension obligation	(1,622)	—
Other liabilities	(87,628)	10,822
Discontinued operations – working capital changes	—	10,720

Net cash provided by (used in) operating activities	313,935	(272,130)

Cash flows from investing activities:
Purchase of equipment	(261,286)	(5,492)
Sale of equipment	28,327	—

Net cash used in investing activities	(232,959)	(5,492)

Cash flows from financing activities:
Proceeds from notes payable	1,500,000	—
Principal payments on notes payable	(1,625,000)	(211,111)
Advances from shareholder	—	287,110

Net cash (used in) provided by financing activities	(125,000)	75,999

Net decrease in cash and cash equivalents	(44,024)	(201,623)
Cash and cash equivalents at beginning of period	641,577	419,616

Cash and cash equivalents at end of period	$597,553	217,993

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,463	43,422

Cash paid during the period for income taxes	$439,000	—

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$3,500,000	—

Preferred stock dividends accrued but not paid	$89,897	—

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

Diluted earnings per share for the nine months ended September 30, 2002 assumes 101,876 shares of common stock have been issued upon exercise of dilutive warrants and stock options and 1,166,666 shares of common stock have been issued in exchange for convertible preferred stock. In addition, dividends and interest expense incurred on convertible preferred stock of $130,650 have been added back to net income attributable to common stockholders for the nine months ended September 30, 2002. Convertible instruments were anti-dilutive for all other periods presented.

(e)	Comprehensive Income (Loss)

No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and nine month periods ended September 30, 2002 and 2001.

(2)	Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2002, the Company determined that the accounting effects of an employee compensation arrangement which was entered into during the second quarter of 2002 had not been properly reflected in its previously reported financial statements. The compensation arrangement provided for an initial cash bonus of $300,000, a deferred cash bonus of an additional $300,000 payable in quarterly installments of $25,000 beginning January 1, 2003, and the issuance of an option to purchase 200,000 shares of the Company’s common stock at $2.00 per share. Of the initial bonus, $300,000 was paid prior to September 30, 2002 and was included in salaries and employee benefits in the Company’s previously reported financial statements. The effects of the restatement to record the present value of the deferred cash bonus, discounted at 5.0%, are as follows:

	As Previously
	Reported	As Restated

Prepaid and other assets	$528,373	648,153
Total current assets	1,430,493	1,550,273
Total assets	6,647,333	6,767,113

Accrued expenses	605,771	677,848
Total current liabilities	1,202,036	1,274,113
Deferred compensation	—	195,223
Total liabilities	1,515,403	1,782,703
Total stockholders’ equity	5,131,930	4,984,410

	Three Months		Nine Months
	Ended September 30, 2002		Ended September 30, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Salaries and employee benefits	$1,390,145	1,290,145	6,134,105	6,398,105
Interest expense	18,623	21,923	106,548	109,848
Total expenses	2,663,350	2,566,650	10,127,306	10,394,606
Income (loss) from continuing operations before taxes	(1,236,174)	(1,139,474)	881,366	614,066
Income tax expense (benefit)	(446,144)	(411,244)	254,476	134,696
Net income (loss)	(790,030)	(728,230)	626,890	479,370
Net income (loss) attributable to common Stockholders	(833,780)	(771,980)	536,993	389,473
Income (loss) per common share – Basic	(0.25)	(0.23)	0.16	0.12
Income (loss) per common share – Diluted	(0.25)	(0.23)	0.16	0.11

There was no net change to cash flows from operating, investing, and financing activities as a result of the restatement.

The Company applies the intrinsic value-based method of accounting for the fixed plan stock options prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The option issued as part of the compensation arrangement had no intrinsic value on the grant date and the option was anti-dilutive for the three and nine month periods ended September 30, 2002. As a result, the option has no effect on the previously reported results of operations and no related adjustments are required.

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

(5)	Intangible Assets

The Company has completed its initial assessment of goodwill and identifiable intangible assets. The Company has determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC and have been allocated to the asset management segment. Management has assessed the recoverability of the identifiable intangible assets and has determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess the recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the asset management segment. At September 30, 2002, identifiable intangible assets amounted to $813,243, net of accumulated amortization of $77,981. Amortization expense was $77,981 for the nine months ended September 30, 2002 and the Company estimates the annual aggregate amortization expense for this and succeeding years to be approximately: 2002, $111,000; 2003, $114,000; 2004, $97,000; 2005, $82,000; 2006, $70,000; and 2007, $59,000.

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2002. Goodwill for each of the Company’s reporting units is summarized as follows as of September 30, 2002:

Asset management segment	$3,564,898
Investment banking services segment	33,891

$3,598,789

Prior to the Company’s adoption of FAS 142, goodwill was amortized. The following table summarizes and presents adjusted net income (loss) to exclude goodwill amortization expense recognized for the three and nine month periods ended September 30, 2002 and 2001:

	Three months ended September 30		Nine months ended September 30
	2002		2002
	(As restated,		(As restated,
	note 2)	2001	note 2)	2001

Reported net income (loss)	$(728,230)	(569,887)	479,370	(1,099,096)
Add back goodwill amortization	—	18,584	—	55,750

Adjusted net income (loss)	$(728,230)	(551,303)	479,370	(1,043,346)

Basic net income (loss) per share
Reported net income (loss) per share	$(0.23)	(0.24)	0.12	(0.47)
Add back goodwill amortization	—	0.01	—	0.02

Adjusted basic net income (loss) per share	$(0.23)	(0.23)	0.12	(0.45)

Diluted net income (loss) per share
Reported net income (loss) per share	$(0.23)	(0.24)	0.12	(0.47)
Add back goodwill amortization	—	0.01	—	0.02

Adjusted diluted net income (loss) per share	$(0.23)	(0.23)	0.12	(0.45)

(6)	Notes Payable

The notes payable at September 30, 2002 and December 31, 2001 consist of the following:

	2002	2001

Note payable to AJG Financial Services, Inc., converted into shares of the Company’s Convertible Class A Preferred Stock	$––	3,500,000
Subordinated convertible promissory notes payable to former shareholders of Ewing	200,000	200,000
Note payable to First Florida Capital	––	50,000
Line of credit payable to a bank	––	75,000

	200,000	3,825,000
Less current portion	100,000	3,725,000

	$100,000	100,000

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

The revenues and net income (loss) for each of the reportable segments are summarized as follows for the three and nine month periods ended September 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,

	2002 (As		2002 (As
	restated,		restated,
	note 2)	2001	note 2)	2001

Revenues:
Asset management segment	$917,736	197,796	2,566,107	607,155
Investment banking services segment	505,853	421,392	8,381,652	1,419,548
Corporate	63,587	69,767	665,315	225,167
Intersegment revenues	(60,000)	(68,973)	(604,402)	(206,918)

	$1,427,176	619,982	11,008,672	2,044,952

Income (loss) from continuing operations:
Asset management segment	$(204,881)	(50,968)	(478,598)	(153,118)
Investment banking services segment	(362,524)	(24,834)	2,032,571	(71,910)
Corporate	(160,825)	(182,187)	(1,074,603)	(529,061)

	$(728,230)	(257,989)	479,370	(754,089)

The total assets for each of the reportable segments are summarized as follows as of September 30, 2002 and December 31, 2001. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2002	2001

Assets:
Asset management segment	$4,801,126	4,719,199
Investment banking services segment	621,794	343,446
Other	1,344,193	1,130,510

	$6,767,113	6,193,155

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

Restatement

Management’s discussion and analysis for the three and nine months ended September 30, 2002 has been revised to reflect the effects of a compensation agreement which was entered into during the second quarter of 2002. The restatement, as disclosed in Note 2 to the consolidated financial statements involved i) reducing compensation expense by $100,000 and recording additional interest expense of $3,300 for the three months ended September 30, 2003, (ii)recording additional compensation expense of $264,000 and additional interest expense of $3,300 for the nine months ended September 30, 2002, and iii) reflecting 200,000 additional stock options as having been issued during the second quarter of 2002.

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

      The Company has a significant amount of goodwill and identifiable intangible assets recorded on its financial statements. The Company’s identifiable intangible assets consist of investment management contracts and customer relationships. Management’s allocation of purchase price to these identifiable intangible assets requires estimates about the amount and useful lives of identifiable intangible assets acquired. These estimates require a significant degree of judgment based on management’s assumptions regarding future cash flows, account retention, expected profit margins, and applicable discount rates and are subject to uncertainty and may differ significantly from actual results under different assumptions or conditions.

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

      The Company and the Federal Deposit Insurance Corporation (“FDIC”) entered into an agreement to manage the loan asset portfolio of Hamilton Bank, N.A., a national bank located in Miami, Florida, for which the FDIC is acting as receiver (the “FDIC contract”) from January 2002 through June 2002. For the nine months ended September 30, 2002, revenues earned from the FDIC contract were $7,178,581 which includes reimbursable pass-through costs occurring after the contract termination date. At September 30, 2002, receivables from the FDIC account for approximately 56% of the Company’s accounts receivable.

      For the nine months ended September 30, 2002, net cash provided by operating activities was $313,935, primarily attributable to the Company’s net income for the period. Net cash used in investing activities was $232,959, which is due to the purchase of equipment. Net cash used in financing activities was $125,000, which is primarily due to principal payments on notes payable.

      The Company, through its subsidiary Ewing, is subject to the net capital requirements of the SEC, the NASD and other regulatory authorities. At September 30, 2002, Ewing’s regulatory net capital was $179,771, which is $129,771 in excess of its minimum net capital requirement of $50,000.

Results of Operations

      If the purchase of ICC had occurred on January 1, 2001, the consolidated results of operations would have reflected pro forma total revenues of $1,121,643 and $3,549,936 and pro forma net loss of $660,995 and $1,350,141 for the three and nine months ended September 30, 2001, respectively.

      The company experienced a loss from operations for the three months ended September 30, 2002. The loss is primarily attributable to the Company’s focus on growing asset management fees in the investment management segment through the hiring of new sales professionals and an ongoing advertising and marketing campaign and to significantly decreased investment banking revenues during the period.

      The Company has invested and plans to continue to focus and invest in both the asset management and investment banking segments. ICM has several portfolio styles, ranked by independent sources, in the top percentile of all asset managers for both performance and risk control. The Company is investing in human capital through the hiring of six asset management sales professionals and four investment banking professionals and has sales promotion efforts, through advertising and marketing, aimed at branding and broadening the Company’s investment management and investment banking market share and presence.

      Subsequent to September 30, 2002, ICM was selected by one of the nation’s top securities firms as a top-tier asset manager for use by their more than 7,300 brokers in more than 700 offices throughout the world. In a further effort to focus on asset management and investment banking, the Company exited the retail brokerage operations in October 2002 through the termination of the six employees involved exclusively with the retail brokerage operations and is only maintaining the brokerage operations that aid the investment banking business.

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

      Total expenses were $2,566,650 for the three months ended September 30, 2002, compared to $877,971 for the three months ended September 30, 2001, representing a 192.3% increase.

      Salaries and employee benefits increased $834,488, or 183.1%, to $1,290,145. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to the acquisition of ICC employees and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

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

      Interest expense increased $5,291, or 31.8%, to $21,923. The increase is primarily attributable to interest on a note payable to a bank used for working capital needs associated with the FDIC contract and interest on deferred compensation arrangements.

      Other expenses increased $112,717, or 183.6%, to $174,100. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company’s new office located in Charlotte, North Carolina.

      Income tax benefit was $411,244 and is primarily attributable to the Company’s operating loss for the period. The effective tax rate for the three months ended September 30, 2002 was 36.1%.

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

      Total expenses were $10,394,606 for the nine months ended September 30, 2002, compared to $2,799,041 for the nine months ended September 30, 2001, representing a 271.48% increase.

      Salaries and employee benefits increased $4,772,376, or 293.6%, to $6,398,105. Salaries and employee benefits represent fixed salaries, commissions paid on securities transactions and investment banking revenues, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to bonuses and temporary staffing costs associated with the FDIC contract, to the acquisition of ICC employees, to severance packages related to the integration of ICM and ICC, and to salaries and employee benefits associated with several newly hired regional ICM sales professionals.

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

      Interest expense increased $57,514, or 109.9%, to $109,848. The increase is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock and to interest on a note payable to a bank used for working capital needs associated with the FDIC contract.

      Other expenses increased $290,045, or 146.5%, to $488,044. The increase is primarily attributable to the acquisition of ICC in December 2001 and to the opening of the Company’s new office located in Charlotte, North Carolina.

      Income tax expense was $134,696. Total tax expense was $275,171 and was adjusted by the change in valuation allowance of $140,475, which is primarily attributable to revised expectations regarding the ability to utilize the Company’s net operating loss carryforward. The effective tax rate for the nine months ended September 30, 2002 was 28.9%. The effective tax rate was lower than the statutory rate due to a change in valuation allowance of $140,475.

ITEM 3.       CONTROLS AND PROCEDURES

      Based on his evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Chief Executive Officer of the Company has concluded that such controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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