Form 10QSB
period 2003-06-30
INTREPID CAPITAL CORP
filed 2003-09-23
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 333-66859

INTREPID CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	59-3546446 (I.R.S. Employer Identification No.)

3652 South Third Street, Suite 200, Jacksonville Beach, Florida (Address of principal executive offices)	32250 (Zip Code)

(904) 246-3433
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

      As of July 31, 2003, there were 3,399,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

      Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☒

EX-10.2 SATISFACTION OF SUBORDINATED INDEBTEDNESS
EX-10.3 FORBEARANCE AGREEMENT DATED JULY 31, 2003
EX-10.4 COMPLETE AND PERMANENT WAIVER AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Index to Form 10-QSB
For the Quarter Ended June 30, 2003

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of June 30, 2003 (unaudited) and December 31, 2002	3

	Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three and Six Month Periods Ended June 30, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Six Month Periods Ended June 30, 2003 and 2002 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-13

Item 2	Management’s Discussion and Analysis or Plan of Operation

	Critical Accounting Policies and Estimates	14

	Discontinued Operations	14

	Liquidity and Capital Resources	15

	Results of Operations	15-17

Item 3	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1	Legal Proceedings	18

Item 2	Changes in Securities and Use of Proceeds	18

Item 3	Defaults upon Senior Securities	18

Item 4	Submission of Matters to a Vote of Security Holders	18

Item 5	Other Information	18-19

Item 6	Exhibits and Reports on Form 8-K	19

Signatures and Certifications		20

ITEM 1. FINANCIAL INFORMATION

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2003 and December 31, 2002

	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33	$5,353
Investments, at fair value	72,273	128,724
Accounts receivable	19,353	23,637
Taxes receivable	19,000	439,000
Prepaid and other assets	115,228	202,332
Assets of discontinued operations (note 2)	—	387,289

Total current assets	225,887	1,186,335
Notes receivable	323,919	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $265,396 in 2003 and $211,826 in 2002	340,527	412,962
Intangible assets, less accumulated amortization of $168,217 in 2003 and $111,401 in 2002	723,006	779,823
Goodwill	3,564,898	3,564,898

Total assets	$5,178,237	$6,267,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$297,056	$265,358
Accrued expenses	803,454	480,683
Current portion of notes payable	590,217	600,000
Other	64,306	72,501
Liabilities of discontinued operations (note 2)	—	89,786

Total current liabilities	1,755,033	1,508,328
Deferred compensation (note 2)	134,472	174,972
Pension plan obligation	211,407	212,826
Notes payable, less current portion	75,000	—

Total liabilities	2,175,912	1,896,126

Stockholders’ equity:
Preferred stock, Class A, $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at June 30, 2003 and December 31, 2002	3,500,000	3,500,000
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,400,183 shares at June 30, 2003 and December 31, 2002	34,002	34,002
Treasury stock, at cost — 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,394,669	3,482,168
Accumulated deficit	(3,922,677)	(2,640,690)

Total stockholders’ equity	3,002,325	4,371,811

	$5,178,237	$6,267,937

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Three and Six month periods ended June 30, 2003 and 2002
(unaudited)

	Three months		Six months
	ended June 30		ended June 30

	2003	2002	2003	2002

Revenues:
Asset management fees	$901,663	$810,282	$1,811,598	$1,643,761
Other	38,814	42,038	53,325	50,599

Total revenues	940,477	852,320	1,864,923	1,694,360

Expenses:
Salaries and employee benefits	1,138,595	1,271,984	1,942,492	2,014,263
Advertising and marketing	155,016	172,516	396,133	265,672
Professional and regulatory fees	130,018	129,845	311,397	232,690
Occupancy and maintenance	98,863	111,048	186,182	217,544
Depreciation and amortization	56,590	54,111	114,056	103,698
Interest expense	14,854	15,567	33,396	66,862
Other	121,501	162,308	230,202	279,089

Total expenses	1,715,437	1,917,379	3,213,858	3,179,818

Loss from continuing operations before income taxes	(774,960)	(1,065,059)	(1,348,935)	(1,485,458)
Income tax expense (benefit)	—	186,274	—	(82,521)

Loss from continuing operations	(774,960)	(1,251,333)	(1,348,935)	(1,402,937)
Discontinued operations:
Income (loss) from discontinued operations	(71,713)	1,535,743	8,016	2,594,177
Gain on sale of discontinued operations	58,932	—	58,932	—

Total discontinued operations	(12,781)	1,535,743	66,948	2,594,177

Net income (loss)	(787,741)	284,410	(1,281,987)	1,191,240
Dividends on preferred stock	43,750	46,147	87,500	46,147

Net income (loss) attributable to common stock	$(831,491)	$238,263	$(1,369,487)	$1,145,093

Income (loss) per common share — Basic:
Loss from continuing operations	$(0.23)	$(0.37)	$(0.40)	$(0.42)
Discontinued operations	—	0.46	0.02	0.77

Net income (loss) per share	$(0.23)	$0.09	$(0.38)	$0.35

Income (loss) per common share — Diluted:
Loss from continuing operations	$(0.23)	$(0.27)	$(0.40)	$(0.30)
Discontinued operations	—	0.33	0.02	0.56

Net income (loss) per share	$(0.23)	$0.06	$(0.38)	$0.26

Basic weighted average shares outstanding	3,399,183	3,349,183	3,399,183	3,349,183

Diluted weighted average shares outstanding	3,399,183	4,661,975	3,399,183	4,668,665

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002
(unaudited)

	2003	2002

Cash flows from operating activities:
Net loss	$(1,369,487)	$(1,247,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,056	103,697
(Purchases) sales of investments, net	56,689	(3,880)
Net trading profits	(238)	(8,324)
Gain on divestment	(58,932)	—
Change in assets and liabilities:
Accounts receivable	4,284	17,228
Prepaid and other assets	(12,896)	(223,131)
Accounts payable and accrued expenses	488,717	231,832
Taxes payable	—	139,339
Taxes receivable	420,000	—
Deferred compensation	(40,500)	215,710
Pension obligation	(1,419)	(1,081)
Other liabilities	(8,195)	(38,628)
Discontinued operation — working capital changes	89,152	(482,910)

Net cash used in operating activities	(318,769)	(1,297,233)

Cash flows from investing activities:
Purchase of equipment	(2,105)	(144,291)
Proceeds from disposal of equipment	17,301	—
Proceeds from divestment (net of fees of $52,717)	247,283	—

Net cash provided by (used in) investing activities	262,479	(144,291)

Cash flows from financing activities:
Proceeds from notes payable	500,000	1,500,000
Proceeds from cash surrender value loans	120,000	—
Principal payments on notes payable	(434,783)	(125,000)
Preferred stock dividends paid	(134,247)	—

Net cash provided by financing activities	50,970	1,375,000

Net decrease in cash and cash equivalents	(5,320)	(66,524)
Cash and cash equivalents at beginning of period	5,353	641,577

Cash and cash equivalents at end of period	$33	$575,053

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$24,865	$72,865

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$—	$3,500,000

Preferred stock dividends accrued but not paid	$87,500	$—

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

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

During the first quarter of 2003, the Company decided to pursue the divesture of Allen C. Ewing & Co. (“Ewing”), which formerly constituted a separate operating segment, the investment banking segment, and accordingly, the Company has reported its operations as discontinued for all periods presented. On May 2, 2003, the Company entered into a stock purchase agreement whereby the Company agreed to sell all of the issued and outstanding capital stock of Ewing.

On June 16, 2003, the Company sold Ewing pursuant to the terms of the Stock Purchase Agreement dated May 2, 2003. The purchaser acquired all of the issued and outstanding capital stock of Ewing for an aggregate purchase price of $300,000, which amount was paid in cash by purchaser at the closing of the transaction.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Amended Annual Report on Form 10-KSB/A filed with the SEC on August 25, 2003. Except as indicated herein, there have been no significant changes from the financial data published in the Company’s Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

      (b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, ICM and Enviroq. Also included are the accounts of Ewing which have been reported as discontinued operations (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

      (c) Earnings Per Share

Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three and six months ended June 30, 2003, diluted net loss per share is the same as basic net loss per share as the effects of including potentially dilutive securities in the computation is anti-dilutive. The potentially dilutive securities excluded from the calculation of earnings per share consisted of Preferred Stock convertible into 1,166,666 shares of Common Stock in addition to unexercised options and warrants. Diluted earnings per share for the three and six month periods ended June 30, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock had been exercised using the treasury stock method.

      (e) Comprehensive Income

No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and six month periods ended June 30, 2003 and 2002.

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

On January 21, 2003, stock options to purchase 32,500 shares were issued under the Company’s Non Employee Directors Incentive Stock Option Plan. The options have a weighted average exercise price of $2.17 and a term of 5 years. Additionally, on January 21, 2003, non qualified stock options to purchase 240,000 shares were issued and have a weighted average exercise price of $2.04 and a term of 5 years.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

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

As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company’s net income (loss) for the three and six month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30

	2003	2002	2003	2002

Reported net income (loss) available to common stockholders	$(831,491)	$238,623	$(1,369,487)	$1,145,093
Deduct total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	(70,210)	—

Net income (loss) available to common stockholders — pro forma	$(831,491)	$238,623	$(1,439,697)	$1,145,093

Basic net income (loss) per share Reported net income (loss) per share	$(0.24)	$0.07	$(0.41)	$0.34

Pro forma basic net income (loss) per share	$(0.24)	$0.07	$(0.41)	$0.34

Diluted net income (loss) per share Reported net income (loss) per share	$(0.24)	$0.05	$(0.41)	$0.25

Pro forma diluted net income (loss) per share	$(0.24)	$0.05	$(0.41)	$0.25

      (g) New Accounting Pronouncements

During April 2003, the Financial Accounting Standards Board issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

(2) Discontinued Operations

During the first quarter of 2003, the Company decided to pursue the divesture of Ewing, which formerly constituted a separate operating segment, the investment banking segment, and accordingly, the Company has reported its operations as discontinued for all periods presented. On May 2, 2003, the Company entered into a Stock Purchase Agreement whereby the Company agreed to sell all of the issued and outstanding capital stock of Ewing.

On June 16, 2003, the Company sold Ewing pursuant to the terms of a Stock Purchase Agreement dated May 2, 2003. The purchaser acquired all of the issued and outstanding capital stock of Ewing for an aggregate purchase price of $300,000, which was paid in cash by purchaser at the closing of the transaction. The Company used $247,783 of the net proceeds to reduce debt and $37,500 to reduce deferred compensation. The Company recorded a $58,932 gain on the sale of discontinued operations.

Ewing’s assets and liabilities as of June 30, 2003 and December 31, 2002 consisted of the following:

	2003	2002

Assets:
Cash and cash equivalents	$—	$305,613
Accounts receivable	—	7,329
Prepaid and other assets	—	24,881
Equipment, net of accumulated depreciation	—	15,575
Goodwill, net of accumulated amortization	—	33,891

	—	387,289

Liabilities:
Accounts payable and accrued expenses	—	57,100
Other	—	32,686

	$—	$89,786

Income from discontinued operations for the six months ended June 30, 2002 includes revenues of approximately $7.0 million earned under a single contract with the Federal Deposit Insurance Corporation and expenses incurred of approximately $3.7 million. The contract, which was nonrecurring, began in January 2002 and ended in June 2002.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

(3) Notes Payable

The notes payable at June 30, 2003 and December 31, 2002 consist of the following:

	2003	2002

Subordinated convertible promissory notes payable to former shareholder of Ewing, interest due quarterly at 8.0%, unsecured, principal payment of $25,000 due on December 31, 2003, and $75,000 due on December 31, 2004.	$100,000	$200,000
Note payable to Wachovia Bank, National Association interest at prime plus 4.75% (9.0% at June 30, 2003) and interest at LIBOR plus 2.5% (3.9% at December 31, 2002), principal plus interest originally due on February 28, 2003 and extended to November 2003.	300,000	400,000
Note payable to a bank, principal is due on demand but no later than August 4, 2003. Interest is payable monthly at a rate of prime plus 1.0% (5.0% at June 30, 2003).	15,217	—
Note payable to a bank, principal is due on demand but no later than June 1, 2004, secured by personal guarantees by two officers of the Company. Interest is payable monthly at a rate of prime plus .5% (4.5% at June 30, 2003).	250,000	—

	665,217	600,000
Less current portion	590,217	600,000

Notes payable, net of current portion	$75,000	$—

On June 16, 2003, the former shareholder of Ewing agreed to extend the payment terms of the $100,000 principal payment originally due on December 31, 2003. Under the new agreement, a $25,000 principal payment is due on December 31, 2003 and the remaining $75,000 in principal is due on December 31, 2004. Interest will continue to be payable quarterly at an annual rate of 8% until the loan is paid in full.

On March 25, 2003, the $400,000 note payable to Wachovia Bank, National Association, originally due February 28, 2003 was extended by a Renewal Promissory Note to July 5, 2003, with monthly principal payments of $100,000 commencing April 5, 2003. The Company made a $100,000 principal payment on April 1, 2003.

On June 11, 2003, the Company received a notice of default from Wachovia Bank, National Association with respect to the indebtedness of the Company represented by that certain Renewal Promissory Note dated March 25, 2003. The default notice related to the Company’s non-payment of three consecutive $100,000 monthly principal payments due in May, June and July 2003 under the terms of the Renewal Promissory Note.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

On July 31, 2003, the Company entered into a Forbearance Agreement with Wachovia Bank, National Association as a result of the Company’s non-payment of the $100,000 monthly principal payments due in May, June and July 2003 under the Renewal Promissory Note dated March 25, 2003. The Forbearance Agreement required that the Company make an immediate payment of $50,000 in principal plus $4,129 of accrued interest, a $50,000 principal payment by October 15, 2003 and a forbearance fee of $5,000 no later than November 15, 2003. On August 1, 2003, the Company paid $54,129 in accordance with the terms of the Forbearance Agreement. On November 15, 2003, Wachovia Bank, National Association at its option, can demand payment in full or structure the remaining principal balance of $200,000 to be paid by the Company in installments of $60,000 per quarter commencing January 15, 2004 until the note is paid in full. Interest is payable monthly at an annual rate of prime plus 4.75%.

(4) Related Party Transactions

The Company performs certain investment management functions for Intrepid Capital, L.P, and during the six months ended June 30, 2003 and 2002, received $31,692 and $34,313, respectively, for such services.

(5) Segments

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

The revenues and net loss for each of the reportable segments are summarized as follows for the three and six month periods ended June 30, 2003 and 2002:

	Three months ended June 30		Six months ended June 30

	2003	2002	2003	2002

Revenues:
Investment management segment	$927,195	$807,808	$1,850,187	$1,648,371
Corporate	109,932	278,396	89,237	317,373
Intersegment revenues	(96,650)	(233,884)	(74,501)	(271,384)

	$940,477	$852,320	$1,864,923	$1,694,360

Net loss from continuing operations:
Investment management segment	$(550,494)	$(174,977)	$(822,916)	$(273,717)
Corporate	(224,466)	(1,076,356)	(526,019)	(1,129,220)

	$(774,960)	$(1,251,333)	$(1,348,935)	$(1,402,937)

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

The total assets for each of the reportable segments are summarized as follows as of June 30, 2003 and December 31, 2002. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2003	2002

Assets:
Investment management segment	$4,464,037	$4,729,825
Other	714,200	1,150,823
Discontinued operation	—	387,289

	$5,178,237	$6,267,937

(6) Liquidity

The Company’s current assets consist generally of interest in an equity fund, accounts receivable, and prepaid assets. The Company has financed its operations with funds provided by operations, proceeds from notes payable, liquidation of cash surrender value of insurance policies, and proceeds from the divesture of Ewing (see note 2). The Company has developed and is implementing a refocused strategy plan that includes internal revenue growth, cost reductions, and operational efficiencies.

The Company believes that the divesture of Ewing will allow management to focus on leveraging the Company’s expertise in investment management services. By more closely aligning sales, client relationship management, and fund management, the Company believes that additional revenue sources can be derived from current relationships. The Company has taken steps, and is continuing to take additional steps, which will allow the Company to deliver superior service and performance at a reduced cost. These steps have led to a strategic reduction in recurring operating costs, as well as a more beneficial debt reduction schedule for the Company. Management is also looking at creating back-office efficiencies through the use of technology, work flow processes, and the consolidation of functions. Management believes that an improved organizational structure is beneficial to the Company today, and will be beneficial to the Company’s future success.

While management believes that it will be able to support its current operations, debt service requirements (see note 3) and capital needs through its current cash flow, management is exploring and identifying potential equity sources of capital from private investors, which would give the Company more flexibility in its operations and debt reduction. Management cannot provide any assurances that such a transaction will take place. If adequate funds are not available, the Company’s refocused strategy would be significantly limited, and such funding limitation would have a material adverse effect on the Company’s business, results of operations, and financial condition.

(7) Goodwill and Intangible Assets

Goodwill at June 30, 2003 of $3,564,898 was recorded as a part of the purchase of ICC and, accordingly, was allocated to the investment management segment. The Company’s goodwill was recorded after the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) and is being carried at cost. Management tests for impairment on an annual basis and between annual tests in certain circumstances in accordance with FAS 142.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003

The Company has determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC and have been allocated to the investment management segment. At June 30, 2003, identifiable intangible assets amounted to $723,006, net of accumulated amortization of $168,217. Amortization expense was $56,590 for the six months ended June 30, 2003.

(8) Severance Agreement

On June 6, 2003, the Company entered into a Complete and Permanent Waiver, Release and Severance Agreement with Michael J. Wallace, the Company’s former Chief Financial Officer and a member of its Board of Directors. The agreement called for Mr. Wallace to receive, in consideration for signing the agreement, 6 months of income based on current annual salary, reimbursement of up to $500 for outplacement services provided to him by Career Florida.com of Jacksonville, and payment of his Company provided health insurance premiums for 6 months. In consideration for entering into this agreement, the Company received from Mr. Wallace affirmative acknowledgement of his Confidentiality Agreement, as well as other promises, releases, waivers and obligations bound by this agreement. At June 30, 2003, the terms of the agreement have been properly reflected in accrued expenses.

(9) Subsequent Events

On July 31, 2003, the Company entered into a Forbearance Agreement with Wachovia Bank, National Association as a result of the Company’s non-payment of the $100,000 monthly principal payments due in May, June and July 2003 under the Renewal Promissory Note dated March 25, 2003. The Forbearance Agreement required that the Company make an immediate payment of $50,000 in principal plus $4,129 of accrued interest, a $50,000 principal payment by October 15, 2003 and a forbearance fee of $5,000 no later than November 15, 2003. On August 1, 2003, the Company paid $54,129 in accordance with the terms of the Forbearance Agreement. On November 15, 2003, Wachovia Bank, National Association at its option, can demand payment in full or structure the remaining principal balance of $200,000 to be paid by the Company in installments of $60,000 per quarter commencing January 15, 2004 until the note is paid in full. Interest is payable monthly at an annual rate of prime plus 4.75%.

On July 21, 2003, the Company entered into a Satisfaction of Subordinated Indebtedness agreement to permit the discounting and prepayment of two subordinated promissory notes receivable in the amounts of $150,000 and $173,919 owed to Enviroq Corporation, a wholly owned subsidiary of the Company, from Sprayroq of Ohio, Inc. The Company received a total sum of $200,000 in prepayment of the outstanding principal balance of $323,919 and accrued interest of $15,116. The Company recorded a loss in the amount of $139,035 on the settlement of the notes.

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

      The Company completed its initial assessment of impairment for goodwill and identifiable intangible assets during the first quarter of 2003. Management assessed the recoverability of the identifiable intangible assets and determined there to be no impairment based on its estimates and analysis of future cash flows. Management will continue to assess recoverability whenever events or circumstances indicate they may be impaired and monitor the future results of the investment management segment. In addition, the Company will review goodwill and intangible assets for impairment in accordance with existing accounting pronouncements and has set an annual impairment test date for goodwill of December 31. Such review will involve the Company’s determination of reporting unit fair values through estimation of projected cash flows, discount rates, future performance and other variables, which will require a significant amount of judgment by the Company’s management.

Discontinued Operations

      During the first quarter of 2003, the Company decided to pursue the divesture of Ewing, which formerly constituted a separate operating segment, the investment banking segment, and accordingly, the Company has reported its operations as discontinued for all periods presented. On May 2, 2003, the Company entered into a Stock Purchase Agreement whereby the Company agreed to sell all of the issued and outstanding capital stock of Ewing.

      On June 16, 2003, the Company sold Ewing pursuant to the terms of a Stock Purchase Agreement dated May 2, 2003. The purchaser acquired all of the issued and outstanding capital stock of Ewing for an aggregate purchase price of $300,000, which amount was paid in cash by purchaser at the closing of the transaction. The Company used $247,783 of the net proceeds to reduce debt and $37,500 to reduce deferred compensation. The Company recorded a $58,932 gain on the sale of discontinued operations.

      Revenues from Ewing were $115,778 and $4,459,370 for the three months ended June 30, 2003 and 2002, respectively. The income (loss) from discontinued operations for Ewing was ($109,764) and $1,551,650 for the three months ended June 30, 2003 and 2002, respectively.

      Revenues from Ewing were $699,554 and $7,875,799 for the six months ended June 30, 2003 and 2002, respectively. The income (loss) from discontinued operations for Ewing was ($87,940) and $2,604,415 for the six months ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

      The Company’s current assets consist generally of interest in an equity fund, accounts receivable, and prepaid assets. The Company has financed its operations with funds provided by operations, proceeds from notes payable, liquidation of cash surrender value of insurance policies, and proceeds from the divesture of Ewing (see note 2). The Company has developed and is implementing a refocused strategy plan that includes internal revenue growth, cost reductions, and operational efficiencies.

      The Company believes that the divesture of Ewing will allow management to focus on leveraging the Company’s expertise in investment management services. By more closely aligning sales, client relationship management, and fund management, the Company believes that additional revenue sources can be derived from current relationships. The Company has taken steps, and is continuing to take additional steps, which will allow the Company to deliver superior service and performance at a reduced cost. These steps have led to a strategic reduction in recurring operating costs, as well as a more beneficial debt reduction schedule for the Company. Management is also looking at creating back-office efficiencies through the use of technology, work flow processes, and the consolidation of functions. Management believes that an improved organizational structure is beneficial to the Company today, and will be beneficial to the Company’s future success.

      While management believes that it will be able to support its current operations, debt service requirements and capital needs through its current cash flow, management is exploring and identifying potential equity sources of capital from private investors, which would give the Company more flexibility in its operations and debt reduction. Management cannot provide any assurances that such a transaction will take place. If adequate funds are not available, the Company’s refocused strategy would be significantly limited, and such funding limitation would have a material adverse effect on the Company’s business, results of operations, and financial condition.

      For the six months ended June 30, 2003, the net cash used in operating activities of $318,769 was primarily attributable to excess salary and benefits, costs related to nonperforming sales staff, and excess administrative staff, offset by the receipt of a $420,000 tax refund and an increase of $488,716 in accounts payable and accrued expenses. Net cash provided by investing activities of $262,479 was primarily due to the net proceeds received from the divestment of Ewing in June 2003. Net cash provided by financing activities of $50,970 was attributable to proceeds of $500,000 from notes payable and $120,000 from life insurance cash surrender value loans offset by principal payments on notes payable of $434,783 and preferred stock dividends paid of $134,247.

Results of Operations

      The Company has invested and plans to continue to focus on the development of its investment management segment. ICM has several portfolio styles, ranked by independent sources such as Effron-PSN, CheckFree Investment Services, Nelson Information and Money Manager Review, in the top percentile of all investment managers for both performance and risk control. The Company is investing in human capital through the retention of portfolio management professionals and investment management sales professionals, and has sales promotion efforts, through advertising and marketing, aimed at branding and broadening ICM’s investment management market share and presence.

      The Company is currently experiencing operational losses for 2003 as a result of its expenditures on sales and administrative salaries and expenses. Management has taken corrective measures to reduce sales and administrative costs, and believes that its current operational expenses are justified by the investment management revenue, which management expects to see increasing throughout the remainder of 2003 and in 2004.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

      Total revenues were $940,477 for the three months ended June 30, 2003, compared to $852,320 for the three months ended June 30, 2002, representing a 10.4% increase.

      Investment management fees increased $91,381, or 11.3%, to $901,663. Investment management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $487.3 million at March 31, 2003, compared to $475.5 million at March 31, 2002. The increase in investment management fees for the three months ended June 30, 2003 relates to an increase in AUM of 2.5% as a result of the net addition of new clients and an increase of 8.6% in the average investment management fee rate charged per dollar of AUM. At June 30, 2003, AUM was $532.9 million compared to $452.1 million at June 30, 2002.

      Other income decreased $3,224, or 7.7%, to $38,814. The decrease is primarily attributable to a one-time management account referral fee of $20,706 received in the second quarter of 2002 offset by an increase in investment-related record keeping fees of $17,802 in the second quarter of 2003.

      Total expenses were $1,715,437 for the three months ended June 30, 2003, compared to $1,917,379 for the three months ended June 30, 2002, representing a decrease of $201,942, or 10.5%.

      Compensation and benefits decreased $133,389, or 10.5%, to $1,138,598. Compensation and benefits represent fixed salaries, performance bonuses, commissions, temporary staffing costs, severance costs, and other related employee benefits. The decrease is primarily attributable to a one-time deferred compensation accrual of $364,000 in the second quarter of 2002, offset by an increase in compensation and benefits expense associated with severance costs incurred in 2003 and the hiring of thirteen personnel, five near the end of the second quarter of 2002 and eight in the third quarter of 2002.

      Advertising and marketing expenses decreased $17,500, or 10.1%, to $155,016. The decrease is primarily attributable to a decrease in travel and entertainment expenses of $60,000 associated with management’s efforts to reduce operating costs, offset by an increase of $39,000 related to the production of a national television commercial aimed at informing prospective clients of ICM’s top-tier investment performance.

      Occupancy and maintenance expenses decreased $12,185, or 11.0%, to $98,863. The decrease is attributable to reduced occupancy costs of $13,600 as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002.

      Interest expense decreased $713, or 4.6%, to $14,854. The decrease is primarily attributable to the reduction of $200,000 of notes payable in the first quarter of 2003 offset by the addition of interest expense associated with deferred compensation commencing in the third quarter of 2002.

      Other expenses decreased $40,807, or 25.1%, to $121,501. The decrease is primarily attributable to the reduction of office supplies of $19,300, printing costs of $13,000 as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

      Total revenues were $1,864,923 for the six months ended June 30, 2003, compared to $1,694,360 for the six months ended June 30, 2002, representing a 10.1% increase.

      Investment management fees increased $167,837, or 10.2%, to $1,811,598. Investment management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets

Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $469.1 million at December 31, 2002, compared to $458.4 million at December 31, 2001. AUM was $487.3 million at March 31, 2003, compared to $475.5 million at March 31, 2002. The weighted average AUM increased 2.4% from $467.0 to $478.2 for the six month period ended June 30, 2002 and 2003, respectively. The increase in investment management fees for the six months ended June 30, 2003 relates to an increase in AUM of 2.4% as a result of the net addition of new clients and an increase of 8.6% in the average investment management fee rate charged per dollar of AUM. At June 30, 2003, AUM was $532.9 million compared to $452.1 million at June 30, 2002.

      Other income increased $2,726, or 5.4%, to $53,325. The increase is primarily attributable to a one-time management account referral fee of $20,706 received in the second quarter of 2002, a decrease of $6,835 in the annual life insurance cash surrender value appreciation and a decrease of $3,942 in subsidiary income, offset by an increase in investment-related record keeping fees of $38,279 in the second quarter of 2003.

      Total expenses were $3,213,858 for the six months ended June 30, 2003, compared to $3,179,818 for the six months ended June 30, 2002, representing a decrease of $34,040, or 1.1%.

      Compensation and benefits decreased $71,771, or 3.6%, to $1,942,492. Compensation and benefits represent fixed salaries, performance bonuses, commissions, temporary staffing costs, severance costs, payroll taxes and other related employee benefits. The decrease is primarily attributable to a one time deferred compensation accrual of $364,000 in the second quarter of 2002, offset by an increase in compensation and benefits expense associated with severance costs incurred in 2003 and the hiring of thirteen personnel, five near the end of the second quarter of 2002 and eight in the third quarter of 2002.

      Advertising and marketing expenses increased $130,461, or 49.1%, to $396,133. The decrease is primarily attributable to a decrease in travel and entertainment expenses of $38,000 associated with management’s efforts to reduce operating costs, offset by an increase of $154,000 related to the production of a national television commercial aimed at informing prospective clients of ICM’s top-tier investment performance.

      Professional and regulatory fees increased $78,707, or 33.8%, to $311,397. The increase is primarily attributable to an increase in information technology and investment research services.

      Occupancy and maintenance expenses decreased $31,362, or 14.4%, to $186,182. The decrease is attributable to reduced occupancy costs of $13,600 and a reduction of maintenance costs of $12,700 as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002.

      Interest expense decreased $33,466, or 50.1%, to $33,396. The decrease is primarily attributable to the decrease of interest on the AJG note resulting from its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock at the end of the first quarter of 2002, offset by the addition of interest expense associated with deferred compensation commencing in the third quarter of 2002 and a $400,000 bank note commencing in the fourth quarter of 2002.

      Other expenses decreased $48,887, or 17.5%, to $230,202. The decrease is primarily attributable to the reduction of office supplies of $20,300 and printing costs of $20,700 as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On June 11, 2003, the Company received a notice of default from Wachovia Bank, National Association with respect to the indebtedness of the Company represented by that certain Renewal Promissory Note dated March 25, 2003. The default notice related to the Company’s non-payment of three consecutive $100,000 monthly principal payments due in May, June and July 2003 under the terms of the Renewal Promissory Note.

      On July 31, 2003, the Company entered into a Forbearance Agreement with Wachovia Bank, National Association as a result of the Company’s non-payment of the $100,000 monthly principal payments due in May, June and July 2003 under the Renewal Promissory Note dated March 25, 2003. The Forbearance Agreement required that the Company make a an immediate payment of $50,000 principal plus $4,129 of accrued interest, a $50,000 principal payment by October 15, 2003 and a forbearance fee of $5,000 no later than November 15, 2003. On August 1, 2003, the Company paid $54,129 in accordance with the terms of the Forbearance Agreement. On November 15, 2003, Wachovia Bank, National Association at its option, can demand payment in full or structure the remaining principal balance of $200,000 to be paid by the Company in installments of $60,000 per quarter commencing January 15, 2004 until the note is paid in full. Interest is payable monthly at an annual rate of prime plus 4.75%.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On July 21, 2003, the Company entered into a Satisfaction of Subordinated Indebtedness agreement to permit the discounting and prepayment of two subordinated promissory notes receivable in the amounts of $150,000 and $173,919 owed to Enviroq Corporation, a wholly owned subsidiary of the Company, from Sprayroq of Ohio, Inc. The Company received a total sum of $200,000 in prepayment of the outstanding principal balance of $323,919 and accrued interest of $15,116. The Company recorded a loss in the amount of $139,035 on the settlement of the notes.

      The description contained herein of the Satisfaction of Subordinated Indebtedness Agreement is qualified in its entirety by reference to the Satisfaction of Subordinated Indebtedness Agreement, a copy of which is attached hereto and incorporated herein by reference as Exhibit 10.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Stock Purchase Agreement dated as of May 2, 2003 among Intrepid Capital Corporation and Ewing Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2003).

10.2	Satisfaction of Subordinated Indebtedness dated as of July 21, 2003 among Intrepid Capital Corporation, Westfield Bank, FSB, Sprayroq of Ohio, Inc., Enviroq Corporation and others.

10.3	Forbearance Agreement dated as of July 31, 2003 among Intrepid Capital Corporation and Wachovia Bank, National Association.

10.4	Complete and Permanent Waiver, Release and Severance Agreement dated June 6, 2003 between Intrepid Capital Corporation and Michael J. Wallace.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Reports on Form 8-K were filed by the Company during the six month period ended June 30, 2003 as follows:

On June 5, 2003, the Company filed a Current Report on Form 8-K dated June 2, 2003, concerning the resignation of Forrest Travis. The Current Report was filed under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed therewith.

On July 1, 2003, the Company filed a Current Report on Form 8-K dated June 16, 2003, concerning the sale of stock of Ewing. The Current Report was filed under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed therewith.

On July 21, 2003, the Company filed a Report on Form 8-K dated July 18, 2003, concerning the restatement of certain of the Company’s financial statements. The Current Report was filed under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 9, Information Furnished Under Item 12 (Results of Operations and Financial Condition). No financial statements were filed therewith.

SIGNATURES AND CERTIFICATIONS

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID CAPITAL CORPORATION

By	/s/ Mark F. Travis

Mark F. Travis, President and Chief Executive Officer

Dated: September 19, 2003

By	/s/ Donald C. White

Donald C. White, Chief Financial Officer

Dated: September 19, 2003

EXHIBIT INDEX

10.1	Stock Purchase Agreement dated as of May 2, 2003 among Intrepid Capital Corporation and Ewing Capital Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2003).

10.2	Satisfaction of Subordinated Indebtedness dated as of July 21, 2003 among Intrepid Capital Corporation, Westfield Bank, FSB, Sprayroq of Ohio, Inc., Enviroq Corporation and others.

10.3	Forbearance Agreement dated as of July 31, 2003 among Intrepid Capital Corporation and Wachovia Bank, National Association.

10.4	Complete and Permanent Waiver, Release and Severance Agreement dated June 6, 2003 between Intrepid Capital Corporation and Michael J. Wallace.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 3026 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.