Form 10QSB/A
period 2003-03-31
INTREPID CAPITAL CORP
filed 2003-10-14
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

Commission file number 333-66859

INTREPID CAPITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	59-3546446 (I.R.S. Employer Identification No.)

3652 South Third Street, Suite 200, Jacksonville Beach, Florida (Address of principal executive offices)	32250 (Zip Code)

(904) 246-3433
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     As of April 30, 2003, there were 3,399,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Index to Form 10-QSB/A, Amendment No. 1
For the Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of March 31, 2003 and December 31, 2002	4
	Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three Month Periods Ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Three Month Periods Ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-13
Item 2	Management’s Discussion and Analysis or Plan of Operation
	Critical Accounting Policies and Estimates	14
	Discontinued Operations	14
	Liquidity and Capital Resources	14-15
	Results of Operations	15-16
Item 3	Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1	Legal Proceedings	16
Item 2	Changes in Securities and Use of Proceeds	16
Item 3	Defaults upon Senior Securities	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	17
Item 6	Exhibits and Reports on Form 8-K	17
Signatures and Certifications		18-23

Restatement

Intrepid Capital Corporation (the “Company”) is amending its quarterly report on Form 10-QSB for the quarter ended March 31, 2003, to reflect the effects of a compensation agreement which was entered into during the second quarter of 2002 and was not fully included in the aforementioned report. The restatement for the three months ended March 31, 2003, as disclosed in Note (2) — Restatement herein, involved i) recording a $236,400 liability related to the compensation agreement of which the non-current portion of $154,722 is reflected as deferred compensation and the current portion of $81,678 is reflected as an increase to accrued expenses as of March 31, 2003, ii) recording additional interest expense of $3,300 for the three months ended March 31, 2003 and iii) reducing salaries and employee benefits by $37,500 for a payment made during the first quarter of 2003, related to the compensation agreement, originally recorded as salaries and employee benefits which is now reflected as a reduction of accrued expenses at March 31, 2003.

ITEM 1. FINANCIAL INFORMATION

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002

	2003	2002

	(As restated,
	Note 2)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,885	5,353
Investments, at fair value	64,596	128,724
Accounts receivable	21,286	23,637
Taxes Receivable	19,000	439,000
Prepaid and other assets	210,742	202,332
Assets of discontinued operations (note 3)	330,368	387,289

Total current assets	650,877	1,186,335
Notes receivable	323,919	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $238,028 in 2003 and $211,826 in 2002	369,730	412,962
Intangible assets, less accumulated amortization of $139,809 in 2003 and $111,401 in 2002	751,415	779,823
Goodwill	3,564,898	3,564,898

Total assets	$5,660,839	6,267,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$315,846	265,358
Accrued expenses	565,163	480,683
Current portion of notes payable	500,000	600,000
Other	64,859	72,501
Liabilities of discontinued operations (note 3)	47,112	89,786

Total current liabilities	1,492,980	1,508,328
Deferred compensation (note 2)	154,722	174,972
Pension plan obligation	212,116	212,826

Total liabilities	1,859,818	1,896,126

Stockholders’ equity:
Preferred stock, Class A, $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at March 31, 2003	3,500,000	3,500,000
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,400,183 shares at March 31, 2003 and December 31, 2002	34,002	34,002
Treasury stock, at cost — 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,438,418	3,482,168
Accumulated deficit	(3,167,730)	(2,640,690)

Total stockholders’ equity	3,801,021	4,371,811

	$5,660,839	6,267,937

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Three month period ended March 31, 2003 and 2002
(unaudited)

	Three months
	ended March 31

	2003	2002

	(As restated,
	Note 2)
Revenues:
Asset management fees	$909,935	833,479
Other	20,179	14,230

Total revenues	930,114	847,709

Expenses:
Salaries and employee benefits	802,539	742,279
Advertising and marketing	241,117	93,156
Professional and regulatory fees	179,990	102,845
Occupancy and maintenance	87,319	106,496
Depreciation and amortization	57,466	49,587
Interest expense	15,241	51,295
Other	108,684	116,782

Total expenses	1,492,356	1,262,440

Loss from continuing operations before income taxes	(562,242)	(414,731)
Income tax expense (benefit)	—	(279,226)

Loss from continuing operations	(562,242)	(135,505)
Discontinued operations:
Income from discontinued operations	35,202	1,052,765

Total discontinued operations	35,202	1,052,765

Net income (loss)	(527,040)	917,260
Dividends on preferred stock	43,750	—

Net income (loss) attributable to common stockholders	$(570,790)	917,260

Income (loss) per common share — Basic:
Loss from continuing operations	$(0.17)	(0.04)
Discontinued operations	0.01	0.31

Net income (loss) per share	$(0.16)	0.27

Income (loss) per common share — Diluted:
Loss from continuing operations	$(0.17)	(0.03)
Discontinued operations	0.01	0.23

Net income (loss) per share	$(0.16)	0.20

Basic weighted average shares outstanding	3,399,183	3,349,183

Diluted weighted average shares outstanding	3,399,183	4,675,354

See accompanying notes to consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2003 and 2002

(unaudited)

	2003	2002

	(As restated,
	Note 2)
Cash flows from operating activities:
Net income (loss)	$(570,790)	917,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,466	49,587
(Purchases) sales of investments, net	56,689	(3,880)
Net trading profits	7,439	(7,599)
Change in assets and liabilities:
Accounts receivable	2,351	(569)
Prepaid and other assets	(8,410)	(118,213)
Accounts payable and accrued expenses	269,215	(368)
Taxes receivable	420,000	365,595
Deferred Compensation	(20,250)	—
Pension obligation	(710)	(540)
Other liabilities	(7,642)	(19,653)
Discontinued operation — working capital changes	30,526	(1,354,639)

Net cash provided by (used in) operating activities	235,884	(173,019)

Cash flows from investing activities:
Purchase of equipment	(2,105)	(80,149)

Net cash used in investing activities	(2,105)	(80,149)

Cash flows from financing activities:
Principal payments on notes payable	(100,000)	(75,000)
Preferred stock dividends paid	(134,247)	—

Net cash used in financing activities	(234,247)	(75,000)

Net decrease in cash and cash equivalents	(468)	(328,168)
Cash and cash equivalents at beginning of period	5,353	491,729

Cash and cash equivalents at end of period	$4,885	163,561

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$13,941	5,792

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$—	3,500,000

Preferred stock dividends accrued but not paid	$43,750	—

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

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s original Annual Report on Form 10-KSB filed with the SEC on March 31, 2003 and the Company’s amended Annual Report on Form 10-KSB/A Amendment No. 1 filed with the SEC on August 19, 2003. Except as indicated herein, there have been no significant changes from the financial data published in the Company’s Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

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

Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three months ended March 31, 2003, diluted net loss per share is the same as basic net loss per share as the effects of including potentially dilutive securities in the computation is anti-dilutive. The potentially dilutive securities excluded from the calculation of earnings per share consisted of Preferred Stock convertible into 1,166,666 shares of Common Stock in addition to unexercised options and warrants. Diluted earnings per share for the three month period ended March 31, 2002 assumes dilutive warrants and convertible instruments to purchase shares of common stock had been exercised using the treasury stock method.

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

	2003	2002

	(As restated,
	Note 2)
Reported net income (loss) available to common stockholders	$(570,790)	917,260
Deduct total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(70,210)	—

Net income (loss) available to common stockholders — pro forma	$(641,000)	917,260

Basic net income (loss) per share
Reported net income (loss) per share	$(0.16)	0.27

Pro forma basic net income (loss) per share	$(0.19)	0.27

Diluted net income (loss) per share
Reported net income (loss) per share	$(0.16)	0.20

Pro forma diluted net income (loss) per share	$(0.19)	0.20

(2)	Restatement

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2002, the Company determined that the accounting effects of an employee compensation arrangement which was entered into during the second quarter of 2002 had not been properly reflected in its previously reported financial statements. The compensation arrangement provided for an initial cash bonus of $300,000, a deferred cash bonus of an additional $300,000 payable in quarterly installments of $25,000 beginning January 1, 2003, and the issuance of an option to purchase 200,000 shares of the Company’s common stock at $2.00 per share. Of the initial bonus, $200,000 was accrued in 2002 and reflected in the Company’s previously reported financial statements. The remaining initial cash bonus of $100,000 and

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

the present value of the $300,000 deferred cash bonus, discounted at 5.0% has been reflected in a restatement of the Company’s previously reported 2002 financial statements. The effects of this prior year restatement on the Company’s financial statements for the period ended March 31, 2003 are as follows:

	As of March 31, 2003

	As Previously
	Reported	As Restated

Accrued expenses	$483,485	565,163
Total current liabilities	1,411,302	1,492,980
Deferred compensation	—	154,722
Total liabilities	1,623,418	1,859,818
Total stockholders’ equity	4,037,421	3,801,021

	Three Months
	Ended March 31, 2003

	As Previously
	Reported	As Restated

Salaries and employee benefits	$840,039	802,539
Interest expense	11,941	15,241
Total expenses	1,526,556	1,492,356
Loss from continuing operations before income taxes	(596,442)	(562,242)
Net income (loss)	(561,240)	(527,040)
Net income (loss) attributable to common stockholders	(604,990)	(570,790)
Net income (loss) per common share — Basic	(0.18)	(0.16)
Net income (loss) per common share — Diluted	(0.18)	(0.16)

There was no change to net cash flows from operating, investing and financing activities as a result of the restatement.

The Company applies the intrinsic value-based method of accounting for fixed plan stock options prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The option issued as part of the compensation arrangement had no intrinsic value on the grant date and the option was anti-dilutive for the three month period ended March 31, 2003. As a result, the option has no effect on the previously reported results of operations and no related adjustments are required.

(3)	Discontinued Operations

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

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003

The revenues and net loss for each of the reportable segments are summarized as follows for the three month periods ended March 31, 2003 and 2002:

	Three months ended March 31

	2003	2002

	(As restated,
	Note 2)
Revenues:
Investment management segment	$922,992	840,563
Corporate	152,097	67,146
Intersegment revenues	(144,975)	(60,000)

	$930,114	847,709

Net loss from continuing operations:
Investment management segment	$(272,658)	(98,740)
Corporate	(289,584)	(36,765)

	$(562,242)	(135,505)

The total assets for each of the reportable segments are summarized as follows as of March 31, 2003 and December 31, 2002. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2003	2002

Assets:
Investment management segment	$4,480,865	4,729,825
Other	849,606	1,150,823
Discontinued operation	330,368	387,289

	$5,660,839	6,267,937

(6)	Liquidity

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

(7)	Goodwill and Intangible Assets

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that statements in this Quarterly Report on Form 10-QSB/A, Amendment No 1 that are forward-looking statements represent management’s belief and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes”, “intends”, “may”, “should”, “anticipates”, “expected”, “estimated”, “projected” or comparable terminology, or by discussion of strategies or trends. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements, by their nature, involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. While it is not possible to identify all factors, the Company continues to face many risks and uncertainties. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Quarterly Report on Form 10-QSB/A, Amendment No.1 and those described from time to time in the Company’s other filings with the SEC and the risk that the underlying assumptions made by management in this Quarterly Report on Form 10-QSB/A, Amendment No.1 are not, in fact, correct. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. The Company disclaims any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

The following information has been amended to reflect the restatements made to the Consolidated Financial Statements as further discussed in Note 2, “Restatement.” This information should be read in conjunction with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB/A, Amendment No. 1. This Quarterly Report on Form 10-QSB/A, Amendment No. 1 contains forward looking statements that involve risks and uncertainties. See the discussion relating to “forward looking statements” in the paragraph above.

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

     Total expenses were $1,492,356 for the three months ended March 31, 2003, compared to $1,262,440 for the three months ended March 31, 2002, representing a 18.2% increase.

     Compensation and benefits increased $60,260, or 8.1%, to $802,539. Compensation and benefits represent fixed salaries, commissions, temporary staffing costs, and other related employee benefits. The increase is primarily attributable to compensation and benefits associated with the hiring of several ICM sales professionals during the second and third quarters of 2002.

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

     Interest expense decreased $36,054, or 70.3%, to $15,241. The decrease is primarily attributable to interest on the AJG note prior to its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock during the first quarter of 2002.

     Other expenses decreased $8,098, or 6.9%, to $108,684. The decrease is primarily attributable to reduced costs as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the first quarter of 2002.

ITEM 3. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Chief Executive Officer and the principal accounting officer of the Company have concluded that such controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Stock Purchase Agreement dated as of May 2, 2003 among Intrepid Capital Corporation and Ewing Capital Partners, LLC.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s principal accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* — Previously filed.

(b) Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES AND CERTIFICATIONS

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID CAPITAL CORPORATION

By	/s/ Mark F. Travis

Mark F. Travis, President and Chief Executive Officer

Dated: October 10, 2003

EXHIBIT INDEX

10.1	Stock Purchase Agreement dated as of May 2, 2003 among Intrepid Capital Corporation and Ewing Capital Partners, LLC.*

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s principal accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Previously filed.