Form 10QSB
period 2003-09-30
INTREPID CAPITAL CORP
filed 2003-11-12
CIK 1072888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

               As of September 30, 2003, there were 3,399,183 shares of Common Stock, $0.01 par value per share, outstanding, and 1,000 shares of Common Stock issued and held in treasury.

               Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Index to Form 10-QSB
For the Quarter Ended September 30, 2003

PART I – FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets of Intrepid Capital Corporation and Subsidiaries as of September 30, 2003 (unaudited) and December 31, 2002	3
Condensed Consolidated Statements of Operations of Intrepid Capital Corporation and Subsidiaries for the Three and Nine Month Periods Ended September 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows of Intrepid Capital Corporation and Subsidiaries for the Nine Month Periods Ended September 30, 2003 and 2002 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-13
Item 2 Management’s Discussion and Analysis or Plan of Operation
Critical Accounting Policies and Estimates	13-14
Discontinued Operations	14
Liquidity and Capital Resources	14-15
Results of Operations	15-17
Item 3 Controls and Procedures	18
PART II – OTHER INFORMATION
Item 1 Legal Proceedings	18
Item 2 Changes in Securities and Use of Proceeds	18
Item 3 Defaults upon Senior Securities	18
Item 4 Submission of Matters to a Vote of Security Holders	18
Item 5 Other Information	18-19
Item 6 Exhibits and Reports on Form 8-K	19
Signatures and Certifications	20

ITEM 1. FINANCIAL INFORMATION

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,185	$5,353
Investments, at fair value	76,377	128,724
Accounts receivable	17,724	23,637
Taxes receivable	19,000	439,000
Prepaid and other assets	27,524	202,332
Assets of discontinued operations (note 2)	—	387,289

Total current assets	168,810	1,186,335
Notes receivable (note 9)	—	323,919
Equipment and leasehold improvements, net of accumulated depreciation of $288,861 in 2003 and $211,826 in 2002	307,168	412,962
Intangible assets, less accumulated amortization of $196,624 in 2003 and $111,401 in 2002	694,600	779,823
Goodwill	3,564,898	3,564,898

Total assets	$4,735,476	$6,267,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$177,780	$265,358
Accrued expenses	722,638	480,683
Current portion of notes payable	595,143	600,000
Other	15,017	72,501
Liabilities of discontinued operations (note 2)	—	89,786

Total current liabilities	1,510,578	1,508,328
Deferred compensation	114,222	174,972
Pension plan obligation	210,647	212,826
Notes payable, less current portion	75,000	—

Total liabilities	1,910,447	1,896,126

Stockholders’ equity:
Preferred stock, Class A, $.01 par value. Authorized 5,000,000 shares; issued 1,166,666 shares at September 30, 2003 and December 31, 2002	3,500,000	3,500,000
Common stock, $.01 par value. Authorized 15,000,000 shares; issued 3,400,183 shares at September 30, 2003 and December 31, 2002	34,002	34,002
Treasury stock, at cost - 1,000 shares	(3,669)	(3,669)
Additional paid-in capital	3,350,918	3,482,168
Accumulated deficit	(4,056,222)	(2,640,690)

Total stockholders’ equity	2,825,029	4,371,811

	$4,735,476	$6,267,937

See accompanying notes to condensed consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine month periods ended September 30, 2003 and 2002

(unaudited)

	Three months		Nine months
	ended September 30		ended September 30
	2003	2002	2003	2002

Revenues:
Asset management fees	$1,013,982	$922,897	$2,825,580	$2,566,658
Other	32,345	(7,243)	85,670	43,355

Total revenues	1,046,327	915,654	2,911,250	2,610,013

Expenses:
Salaries and employee benefits	610,283	707,422	2,553,986	2,721,485
Advertising and marketing	48,575	262,391	447,067	528,063
Professional and regulatory fees	151,306	275,834	462,703	508,524
Occupancy and maintenance	94,789	119,071	280,971	336,615
Depreciation and amortization	55,533	73,303	169,588	177,001
Interest expense	38,869	21,923	72,265	88,785
Loss on sale of notes receivable	139,035	—	139,035	—
Other	52,055	154,956	279,898	434,014

Total expenses	1,190,445	1,614,900	4,405,513	4,794,487

Loss from continuing operations before income taxes	(144,118)	(699,246)	(1,494,263)	(2,184,474)
Income tax benefit	—	(411,244)	—	(510,124)

Loss from continuing operations	(144,118)	(288,002)	(1,494,263)	(1,674,350)
Discontinued operations:
Income (loss) from discontinued operations	11,783	(440,228)	19,799	2,153,720
Income on sale of discontinued operations	—	—	58,932	—

Total discontinued operations	11,783	(440,228)	78,731	2,153,720

Net income (loss)	(132,335)	(728,230)	(1,415,532)	479,370
Dividends on preferred stock	43,750	43,750	131,250	89,897

Net income (loss) attributable to common stock	$(176,085)	$(771,980)	$(1,546,782)	$389,473

Income (loss) per common share - Basic:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.48)	$(0.52)
Discontinued operations	0.01	(0.13)	0.02	0.64

Net income (loss) per share	$(0.05)	$(0.23)	$(0.46)	$0.12

Income (loss) per common share - Diluted:
Loss from continuing operations	$(0.06)	$(0.10)	$(0.48)	$(0.52)
Discontinued operations	0.01	(0.13)	0.02	0.64

Net income (loss) per share	$(0.05)	$(0.23)	$(0.46)	$0.12

Basic weighted average shares outstanding	3,399,183	3,349,183	3,399,183	3,349,183

Diluted weighted average shares outstanding	3,399,183	3,349,183	3,399,183	3,349,183

See accompanying notes to condensed consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2003 and 2002

(unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(1,415,532)	$479,370
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	162,258	177,000
Gain on disposal of assets	—	(936)
(Purchases) sales of investments, net	56,689	(3,880)
Net trading profits	(4,342)	(310)
Gain on divestment	(58,932)	—
Change in assets and liabilities:
Accounts receivable	5,913	(34,131)
Prepaid and other assets	74,808	(458,007)
Accounts payable and accrued expenses	157,374	41,591
Taxes receivable	420,000	—
Deferred compensation	(60,750)	195,223
Pension obligation	(2,179)	(1,622)
Other liabilities	(57,484)	(95,992)
Discontinued operation - working capital changes	89,152	(197,960)

Net cash provided by (used in) operating activities	(633,025)	100,346

Cash flows from investing activities:
Purchase of equipment	(2,105)	(259,561)
Proceeds from disposal of equipment	30,864	28,327
Proceeds from divestment (net of fees of $52,717)	247,283	—
Payment of subordinated promissory notes receivable	323,919	—

Net cash provided by (used in) investing activities	599,961	(231,234)

Cash flows from financing activities:
Proceeds from notes payable	592,949	1,500,000
Proceeds from cash surrender value loans	120,000	—
Principal payments on notes payable	(522,806)	(1,625,000)
Preferred stock dividends paid	(134,247)	—

Net cash provided by (used in) financing activities	55,896	(125,000)

Net increase (decrease) in cash and cash equivalents	22,832	(255,888)
Cash and cash equivalents at beginning of period	5,353	641,577

Cash and cash equivalents at end of period	$28,185	$385,689

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39,638	$91,463

Supplemental disclosure of non-cash transactions:
Preferred stock issued to AJG upon conversion of AJG Note	$—	$3,500,000

Preferred stock dividends accrued but not paid	$131,250	$89,897

See accompanying notes to condensed consolidated financial statements.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003

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

In a transaction effective October 30, 2001, the Company discontinued its resinous material operations formerly conducted through Enviroq Corporation (“Enviroq”) by selling all of the issued and outstanding capital stock of Sprayroq, Inc. (“Sprayroq”), Enviroq’s 50% owned subsidiary. Enviroq remains a wholly-owned subsidiary of the Company which held the promissory notes received in connection with the sale (see note 9), but conducts no operations currently.

In a transaction effective December 31, 2001, the Company acquired all of the outstanding stock of ICC Investment Advisors, Inc., the operations of which were conducted through its wholly-owned subsidiary, The Investment Counsel Company (“ICC”). Subsequent to the acquisition, ICC was merged with and into ICM.

In a transaction effective June 16, 2003, the Company discontinued its investment banking operations conducted through Allen C. Ewing & Co. (“Ewing”), and accordingly, the Company has reported its operations as discontinued for all periods presented. Pursuant to the terms of a Stock Purchase Agreement dated May 2, 2003, the purchaser acquired all of the issued and outstanding capital stock of Ewing (see note 2). With the sale of Ewing, the Company’s sole operating business segment is its investment management services.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Amended Annual Report on Form 10-KSB/A filed with the SEC on August 25, 2003. Except as indicated herein, there have been no significant changes from the financial data published in the Company’s Annual Report. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the unaudited information. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, ICM and Enviroq. Also included are the accounts of Ewing which have been reported as discontinued operations (see note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Earnings Per Share

Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock warrants and convertible instruments, when dilutive, are included as share equivalents. For the three and nine months ended September 30, 2003 and 2002, diluted net loss per share is the same as basic net loss per share as the effects of including potentially dilutive securities in the computation is anti-dilutive. The potentially dilutive securities excluded from the calculation of earnings per share consisted of Preferred Stock convertible into 1,166,666 shares of Common Stock in addition to unexercised options and warrants.

(e)	Comprehensive Income

No differences between total comprehensive income (loss) and net income (loss) existed in the financial statements reported for the three and nine month periods ended September 30, 2003 and 2002.

(f)	Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company has elected to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of FAS 123 and FAS 148.

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
Notes to Condensed Consolidated Financial Statements
September 30, 2003

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

As permitted under FAS 148 and FAS 123, the Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by FAS 148 and FAS 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company’s net income (loss) for the three and nine month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

	Three months ended Sept 30		Nine months ended Sept 30
	2003	2002	2003	2002

Reported net income (loss) available to common stockholders	$(176,085)	$(771,980)	$(1,546,782)	$389,473
Deduct total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	(70,210)	—

Net income (loss) available to common stockholders - pro forma	$(176,085)	$(771,980)	$(1,616,992)	$389,473

Basic net income (loss) per share
Reported net income (loss) per share	$(0.05)	$(0.23)	$(0.46)	$0.12

Pro forma basic net income (loss) per share	$(0.05)	$(0.23)	$(0.48)	$0.12

Diluted net income (loss) per share
Reported net income (loss) per share	$(0.05)	$(0.23)	$(0.46)	$0.12

Pro forma diluted net income (loss) per share	$(0.05)	$(0.23)	$(0.48)	$0.12

(2)	Discontinued Operations

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

Ewing’s assets and liabilities as of September 30, 2003 and December 31, 2002 consisted of the following:

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2003

	2003	2002

Assets:
Cash and cash equivalents	$—	$305,613
Accounts receivable	—	7,329
Prepaid and other assets	—	24,881
Equipment, net of accumulated depreciation	—	15,575
Goodwill, net of accumulated amortization	—	33,891

	—	387,289

Liabilities:
Accounts payable and accrued expenses	—	57,100
Other	—	32,686

	$—	$89,786

Income from discontinued operations for the nine months ended September 30, 2002 includes revenues of approximately $7.0 million earned under a single contract with the Federal Deposit Insurance Corporation and expenses incurred of approximately $3.7 million. The contract, which was nonrecurring, began in January 2002 and ended in June 2002.

(3)	Notes Payable

The notes payable at September 30, 2003 and December 31, 2002 consist of the following:

	2003	2002

Subordinated convertible promissory notes payable to former shareholder of Ewing, interest due quarterly at 8.0%, unsecured, principal payment of $25,000 due on December 31, 2003, and $75,000 due on December 31, 2004	$100,000	$200,000
Note payable to The Robin Shepherd Group, interest at 10%, monthly installments of $8,122 due beginning on July 15, 2003 and extending to June 15, 2004	70,143	––
Forbearance agreement with Wachovia Bank, National Association interest at prime plus 4.75% (8.75% at September 30, 2003), principal plus interest originally due on February 28, 2003, paid October 23, 2003	250,000	400,000
Note payable to a bank, principal is due on demand but no later than June 1, 2004, secured by personal guarantees of two officers of the Company. Interest is payable monthly at a rate of prime plus .5% (4.5% at September 30, 2003)	250,000	––

	670,143	600,000
Less current portion	595,143	600,000

Notes payable, net of current portion	$75,000	$––

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003

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

On July 7, 2003, the Company entered into a Promissory Note agreement with The Robin Shepherd Group for $92,949 as a result of fees incurred for the production of a national television commercial aimed at informing prospective clients of ICM’s top-tier investment performance. Interest accrues at the rate of 10% per annum with monthly installments of principal and interest of $8,122 due through June 15, 2004.

On July 31, 2003, the Company entered into a Forbearance Agreement with Wachovia Bank, National Association as a result of the Company’s non-payment of the $100,000 monthly principal payments due in May, June and July 2003 under the Renewal Promissory Note dated March 25, 2003. The Forbearance Agreement required that the Company make an immediate payment of $50,000 in principal plus $4,129 of accrued interest, a $50,000 principal payment by October 15, 2003 and a forbearance fee of $5,000 no later than November 15, 2003. On August 1, 2003, the Company paid $54,129 in accordance with the terms of the Forbearance Agreement. On October 23, 2003, the Company repaid Wachovia Bank, National Association in the amount of $262,095. Payment included $250,000 in principal, $2,595 in interest, and $9,500 for the bank’s legal fees associated with the agreement.

(4)	Related Party Transactions

The Company performs certain investment management functions for Intrepid Capital, L.P., and during the nine months ended September 30, 2003 and 2002, received $48,299 and $50,002, respectively, for such services.

(5)	Segments

During 2003 and 2002, the Company operated in one principal segment, investment management. The operations of Ewing formerly constituted a separate operating segment, the investment banking segment, which have been reclassified as a discontinued operation. The Company assesses and measures operating performance based upon the net income (loss) derived from each of its operating segments, exclusive of the impact of corporate expenses operating segments, exclusive of the impact of corporate expenses.

The revenues and net income (loss) for each of the reportable segments are summarized as follows for the three and nine month periods ended September 30, 2003 and 2002:

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003

	2003	2002	2003	2002

Revenues:
Investment management segment	$1,046,327	$917,736	$2,896,514	$2,566,107
Corporate	—	57,918	89,237	648,308
Intersegment revenues	—	(60,000)	(74,501)	(604,402)

	$1,046,327	$915,654	$2,911,250	$2,610,013

Net loss from continuing operations:
Investment management segment	$(144,118)	$(204,881)	$(967,034)	$(478,598)
Corporate	—	(83,121)	(527,229)	(1,195,752)

	$(144,118)	$(288,002)	$(1,494,263)	$(1,674,350)

The total assets for each of the reportable segments are summarized as follows as of September 30, 2003 and December 31, 2002. Non segment assets consist primarily of cash, certain investments and other assets, which are recorded at the parent company level.

	2003	2002

Assets:
Investment management segment	$4,735,476	$4,729,825
Other	—	1,150,823
Discontinued operation	—	387,289

	$4,735,476	$6,267,937

(6)	Liquidity

The Company’s current assets consist generally of interest in an equity fund, accounts receivable, and prepaid assets. The Company has financed its operations with funds provided by operations, proceeds from notes payable, liquidation of cash surrender value of insurance policies, and proceeds from the divesture of Ewing (see note 2). The Company has developed and is implementing a strategically focused plan that includes internal revenue growth, cost reductions, and operational efficiencies.

The Company believes that the divesture of Ewing will allow management to focus on leveraging the Company’s expertise in investment management services. By more closely aligning sales, client relationship management, and fund management, the Company believes that additional revenue sources can be derived from current relationships. The Company has taken steps, and is continuing to take additional steps, which will allow the Company to deliver superior service and performance at a reduced cost. These steps have led to a reduction in recurring operating costs, as well as a more beneficial debt reduction schedule for the Company. Management is also looking at creating back-office efficiencies through the use of technology, work flow processes, and the consolidation of functions. Management believes that an improved organizational structure is beneficial to the Company today, and will be beneficial to the Company’s future success.

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003

While management believes that it will be able to support its current operations, debt service requirements (see note 3) and capital needs through its current cash flow, management continues to explore and identify potential debt and equity sources of capital from private investors, which would give the Company more flexibility in its operations and debt reduction initiatives. Management cannot provide any assurances that such a transaction will take place. If adequate funds are not available, the Company’s refocused strategy would be significantly limited, and such funding limitation would have a material adverse effect on the Company’s business, results of operations, and financial condition.

(7)	Goodwill and Intangible Assets

Goodwill at September 30, 2003 of $3,564,898 was recorded as a part of the purchase of ICC and, accordingly, was allocated to the investment management segment. The Company’s goodwill was recorded after the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) and is being carried at cost. Management tests for impairment on an annual basis and between annual tests in certain circumstances in accordance with FAS 142.

The Company has determined that certain identifiable intangible assets exist which are attributable to the estimated fair value of investment management contracts and customer relationships which were acquired through the purchase of ICC and have been allocated to the investment management segment. At September 30, 2003, identifiable intangible assets amounted to $694,600, net of accumulated amortization of $196,624. Amortization expense was $85,223 for the nine months ended September 30, 2003.

(8)	Forbearance Agreement

On July 31, 2003, the Company entered into a Forbearance Agreement with Wachovia Bank, National Association as a result of the Company’s non-payment of the $100,000 monthly principal payments due in May, June and July 2003 under the Renewal Promissory Note dated March 25, 2003. The Forbearance Agreement required that the Company make an immediate payment of $50,000 in principal plus $4,129 of accrued interest, a $50,000 principal payment by October 15, 2003 and a forbearance fee of $5,000 no later than November 15, 2003. On August 1, 2003, the Company paid $54,129 in accordance with the terms of the Forbearance Agreement. On October 23, 2003, the Company repaid Wachovia Bank, National Association in the amount of $262,095. Payment included $250,000 in principal, $2,595 in interest, and $9,500 for the bank’s legal fees associated with the agreement.

(9)	Satisfaction of Subordinated Indebtedness

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

INTREPID CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003

(10)	Subsequent Events

On October 22, 2003, the Company entered into a Promissory Note agreement with Forrest Travis, Chairman of the Company’s Board of Directors, for the amount of $250,000 for the purpose of liquidating the Forbearance Agreement with Wachovia Bank, National Association dated July 31, 2003. Interest will accrue at the rate of 6% per annum with quarterly installments of principal and interest of $23,873 due commencing on January 15, 2004 and extending through October 15, 2006. The Note is secured by Company accounts receivable.

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

     Revenues from Ewing were $0 and $505,853 for the three months ended September 30, 2003 and 2002, respectively. The income (loss) from discontinued operations for Ewing was $0 and ($362,524) for the three months ended September 30, 2003 and 2002, respectively.

     Revenues from Ewing were $699,554 and $8,381,652 for the nine months ended September 30, 2003 and 2002, respectively. The income (loss) from discontinued operations for Ewing was ($87,940) and $2,032,571 for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

     The Company’s current assets consist generally of interest in an equity fund, accounts receivable, and prepaid assets. The Company has financed its operations with funds provided by operations, proceeds from notes payable, liquidation of cash surrender value of insurance policies, and proceeds from the divesture of Ewing (see note 2). The Company has developed and is implementing a strategically focused plan that includes internal revenue growth, cost reductions, and operational efficiencies.

     The Company believes that the divesture of Ewing will allow management to focus on leveraging the Company’s expertise in investment management services. By more closely aligning sales, client relationship management, and fund management, the Company believes that additional revenue sources can be derived from current relationships. The Company has taken steps, and is continuing to take additional steps, which will allow the Company to deliver superior service and performance at a reduced cost. These steps have led to a reduction in recurring operating costs, as well as a more beneficial debt reduction schedule for the Company. Management is also looking at creating back-office efficiencies through the use of technology, work flow processes, and the consolidation of functions. Management believes that an improved organizational structure is beneficial to the Company today, and will be beneficial to the Company’s future success.

     While management believes that it will be able to support its current operations and capital needs through its current cash flow, management continues to explore and identify potential equity sources of capital from private investors, which would give the Company more flexibility in its operations and debt reduction initiatives. Management cannot provide any assurances that such a transaction will take place. If adequate funds are not available, the Company’s refocused strategy would be significantly limited, and such funding limitation would have a material adverse effect on the Company’s business, results of operations, and financial condition.

     For the nine months ended September 30, 2003, the net cash used in operating activities of $633,025 was primarily attributable to salary and benefits costs related to nonperforming sales staff and excess administrative staff primarily incurred during the first six months of 2003, offset by the receipt of a $420,000 tax refund, and an increase of $157,374 in accounts payable and accrued expenses. Net cash provided by investing activities of $599,961 was primarily due to the net proceeds of $247,283 received from the divestment of Ewing in June 2003 and the prepayment of two subordinated promissory notes receivable in the amount of $200,000 (face value of $323,919). Net cash provided by financing activities of $55,896 was attributable to proceeds of $592,949 from notes payable and $120,000 from life insurance cash surrender value loans offset by principal payments on notes payable of $522,806 and preferred stock dividends paid of $134,247.

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

     The Company is currently experiencing operational losses for 2003 as a result of its expenditures on sales and administrative salaries and expenses primarily incurred during the first six months of 2003. Management has taken corrective measures to reduce sales and administrative costs, and believes that its current operational expenses are justified by the investment management revenue, which management expects to see increasing throughout the remainder of 2003 and in 2004.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Total revenues were $1,046,327 for the three months ended September 30, 2003, compared to $915,654 for the three months ended September 30, 2002, representing a 14.3% increase.

     Investment management fees increased $91,085, or 9.9%, to $1,013,982. Investment management fees represent revenue earned by ICM for investment advisory services. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $532.9 million at June 30, 2003, compared to $452.1 million at June 30, 2002. The increase in investment management fees for the three months ended September 30, 2003 relates to an increase in AUM of 17.9% as a result of the net addition of new clients and an increase of 8.6% in the average investment management fee rate charged per dollar of AUM. At September 30, 2003, AUM was $553.9 million compared to $458.2 million at September 30, 2002.

     Other income increased $39,588 to $32,345. The increase is primarily attributable to an increase in investment-related record keeping fees of $19,224 and an increase of $8,815 from an increase in the cash surrender value of key man insurance policies in the third quarter of 2003.

     Total expenses were $1,190,445 for the three months ended September 30, 2003, compared to $1,614,900 for the three months ended September 30, 2002, representing a decrease of $424,455, or 26.3%.

     Compensation and benefits decreased $97,139, or 13.7%, to $610,283. Compensation and benefits represent fixed salaries, performance bonuses, commissions, temporary staffing costs, severance costs, and other related employee benefits. The decrease is primarily attributable to a reduction in the sales and administrative staff in the third quarter of 2003, offset with severance costs incurred in the third quarter of 2003 and the hiring of thirteen personnel, five near the end of the second quarter of 2002 and eight in the third quarter of 2002.

     Advertising and marketing expenses decreased $213,816, or 81.5%, to $48,575. The decrease is primarily attributable to a decrease in travel and entertainment expenses of $66,000 and a decrease of $100,000 in advertising expenses associated with management’s efforts to reduce operating costs.

     Professional and regulatory fees decreased $124,528, or 45.1%, to $151,306. The decrease is primarily attributable to legal fees and other costs of $145,838 associated with the FDIC contract incurred in the third quarter of 2002 and a decrease in information technology and investment research services for the third quarter of 2003 offset by an increase in accounting fees of $71,500 as a result of a personnel transition in the Chief Financial Officer position and additional fees associated with the re-filing of 2002 corporate quarterly and annual reports.

     Occupancy and maintenance expenses decreased $24,282, or 20.4%, to $94,789. The decrease is attributable to the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002.

     Interest expense increased $16,946, or 77.3%, to $38,869. The increase is primarily attributable to the addition of interest expense associated with deferred compensation commencing in the third quarter of 2002, a bank note commencing in the fourth quarter of 2002, and a $92,949 promissory note commencing in the third quarter of 2003.

     The loss on sale of notes receivable increased $139,035, or 100%, to $139,035. The increase is attributable to the discounting and prepayment of two subordinated promissory notes receivable in the amounts of $150,000 and $173,919 owed to Enviroq Corporation, from Sprayroq of Ohio, Inc. The Company received a total sum of $200,000 in prepayment of the outstanding principal balance of $323,919 and accrued interest of $15,116. The Company recorded a loss in the amount of $139,035 on the settlement of the notes.

     Other expenses decreased $102,901, or 66.4%, to $52,055. The decrease is primarily attributable to the reduction of office supplies of $20,161, printing costs of $12,247, training expenses of $20,338 and life insurance premiums of $27,943 as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002 and management’s efforts to reduce operating costs during the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Total revenues were $2,911,250 for the nine months ended September 30, 2003, compared to $2,610,013 for the nine months ended September 30, 2002 representing an 11.5% increase.

     Investment management fees increased $258,922 or 10.1%, to $2,825,580. The fees earned are generally a function of the overall fee rate charged to each account and the level of Assets Under Management (“AUM”). Quarterly management fees are billed on the first day of each quarter based on each account value at the market close of the prior quarter. AUM was $469.1 million at December 31,

2002, compared to $458.4 million at December 31, 2001. AUM was $487.3 million at March 31, 2003 compared to $475.5 million at March 31, 2002. AUM was $532.9 million at June 30, 2003, compared to $452.1 million at June 30, 2002. The weighted average AUM increased 10.5% from $455.3 to $501.0 for the nine month period ended September 30, 2002 and 2003, respectively. The increase in investment management fees for the nine months ended September 30, 2003 relates to an increase in AUM of 10.1% as a result of the net addition of new clients and an increase of 8.6% in the average investment management fee rate charged per dollar of AUM. At September 30, 2003, AUM was $553.9 million compared to $458.2 million at September 30, 2002.

     Other income increased $42,315, or 97.6%, to $85,670. The increase is primarily attributable to a one-time management account referral fee of $20,706 received in the second quarter of 2002, offset by an increase in investment-related keeping fees of $57,503 for the nine months ended September 30, 2003.

     Total expenses were $4,405,513 for the nine months ended September 30, 2003, compared to $4,794,487 for the nine months ended September 30, 2002, representing a decrease of $388,974, or 8.1%.

     Compensation and benefits decreased $167,499, or 6.2%, to $2,553,986. Compensation and benefits represent fixed salaries, performance bonuses, commissions, temporary staffing costs, severance costs, payroll taxes and other related employee benefits. The decrease is primarily attributable to a one time deferred compensation accrual of $364,000 in the second quarter of 2002, offset by an increase in compensation and benefits expense associated with severance costs incurred in 2003 and hiring of thirteen personnel, five near the end of the second quarter of 2002 and eight in the third quarter of 2002.

     Advertising and marketing expenses decreased $80,996, or 15.3%, to $447,067. The decrease is primarily attributable to a decrease in travel and entertainment expenses.

     Professional and regulatory fees decreased $45,821, or 9.0%, to $462,703. The decrease is primarily attributable to legal fees and other costs of $145,838 associated with the FDIC contract incurred in the third quarter of 2002 offset by an increase in accounting fees of $84,210 as a result of a personnel transition in the Chief Financial Officer position, additional fees associated with the re-filing of 2002 corporate quarterly and annual reports and an increase in information technology and investment research services for the nine months ended September 30, 2003.

     Occupancy and maintenance expenses decreased $55,644, or 16.5%, to $280, 971. The decrease is attributable to the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002.

     Interest expense decreased $16,520, or 18.6%, to $72,265. The decrease is primarily attributable to the decrease of interest on the AJG note resulting from its conversion into shares of the Company’s Class A Cumulative Convertible Pay-In-Kind Preferred Stock at the end of the first quarter of 2002, offset by the addition of interest expense associated with deferred compensation commencing in the third quarter of 2002, a $400,000 bank note commencing in the fourth quarter of 2002, and a $92,949 promissory note commencing in the third quarter of 2003.

     The loss on sale of notes receivable increased $139,035, or 100%, to $139,035. The increase is attributable to the discounting and prepayment of two subordinated promissory notes receivable in the amounts of $150,000 and $173,919 owed to Enviroq Corporation, from Sprayroq of Ohio, Inc. The Company received a total sum of $200,000 in prepayment of the outstanding principal balance of $323,919 and accrued interest of $15,116. The Company recorded a loss in the amount of $139,035 on the settlement of the notes.

     Other expenses decreased $154,116, or 35.5%, to $279,898. The decrease is primarily attributable to the reduction of office supplies of $40,355, printing costs of $32,973, postage of $7,143, parking fees of $13,013, life insurance premiums of $21,063 and donations of $18,620 as a result of the integration of the ICM and ICC operations in the Jacksonville Beach, Florida office during the second quarter of 2002 and management’s efforts to reduce operating costs during the third quarter of 2003.

ITEM 3.             CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarter, the President and Chief Executive Officer and the Chief Financial Officer of the Company have concluded that such controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

On July 31, 2003, the Company entered into a Forbearance Agreement with Wachovia Bank, National Association as a result of the Company’s non-payment of the $100,000 monthly principal payments due in May, June and July 2003 under the Renewal Promissory Note dated March 25, 2003. The Forbearance Agreement required that the Company make an immediate payment of $50,000 principal plus $4,129 of accrued interest, a $50,000 principal payment by October 15, 2003 and a forbearance fee of $5,000 no later than November 15, 2003. On August 1, 2003, the Company paid $54,129 in accordance with the terms of the Forbearance Agreement. On October 23, 2003, the Company repaid Wachovia Bank, National Association in the amount of $262,095. Payment included $250,000 in principal, $2,595 in interest, and $9,500 for the bank’s legal fees associated with the agreement.

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

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Promissory Note dated as of July 7, 2003 among Intrepid Capital Corporation and The Robin Shepherd Group.

10.2	Promissory Note dated October 22, 2003 among Intrepid Capital Corporation and Forrest Travis.

10.3	Unconditional Guaranty of Payment and Performance dated as of July 7, 2003 between Mark F. Travis and The Robin Shepard Group.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003 as follows:

On July 1, 2003, the Company filed a Current Report on Form 8-K dated June 16, 2003 concerning the sale of stock of Ewing. The Current Report was filed under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed therewith.

On July 21, 2003, the Company filed a Report on Form 8-K dated July 18, 2003 concerning the restatement of certain of the Company’s financial statements. The Current Report was filed under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 9, Information Furnished Under Item 12 (Results of Operations and Financial Condition). No financial statements were filed therewith.

SIGNATURES AND CERTIFICATIONS

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREPID CAPITAL CORPORATION

By	/s/ Mark F. Travis

Mark F. Travis, President and
Chief Executive Officer

Dated: November _____ , 2003

By	/s/ Donald C. White

Donald C. White, Chief
Financial Officer

Dated:	November _____ , 2003

EXHIBIT INDEX

10.1	Promissory Note dated as of July 7, 2003 among Intrepid Capital Corporation and The Robin Shepherd Group.

10.2	Promissory Note dated October 22, 2003 among Intrepid Capital Corporation and Forrest Travis.

10.3	Unconditional Guaranty of Payment and Performance dated as of July 7, 2003 between Mark F. Travis and The Robin Shepard Group.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.